Form 10-Q
period 2021-03-31
Dynamics Special Purpose Corp.
filed 2021-07-02
CIK 1854270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40440

DYNAMICS SPECIAL PURPOSE CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2437900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2875 El Camino Real

Redwood City, CA 94061

(Address of principal executive offices and zip code)

(408)-212-0200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	DYNS	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 29, 2021, there were 23,715,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DYNAMICS SPECIAL PURPOSE CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DYNAMICS SPECIAL PURPOSE CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2021

(UNAUDITED)

ASSETS
Deferred offering costs	$373,657

Total Assets	$373,657

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$28
Accrued expenses	1,000
Due to related party	11,650
Accrued offering costs	337,157

Total Liabilities	349,835

Commitments (Note 6)

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(1,178)

Total Stockholder’s Equity	23,822

Total Liabilities and Stockholder’s Equity	$373,657

(1) Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$1,178

Net Loss	$(1,178)

Weighted average shares outstanding, basic and diluted(1)	5,000,000

Basic and diluted net loss per common share	$(0.00)

(1) Excludes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at March 1, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(1,178)	(1,178)

Balance at March 31, 2021	5,750,000	$575	$24,425	$(1,178)	$23,822

(1) Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:

Net loss	$(1,178)

Adjustments to reconcile net loss to net cash used in operating activities:

Payment of operating and formation costs by related party	150

Changes in operating assets and liabilities:

Accounts payable	28

Accrued expenses	1,000

Net cash used in operating activities	$—

Net Change in Cash	—

Cash - Beginning of period	—

Cash - End of period	$—

Supplemental disclosures of non-cash investing and financing activities:

Deferred offering costs included in accrued offering costs	$337,157

Deferred offering costs included in due to related party	$11,500

Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Dynamics Special Purpose Corp. (the “Company”) is a blank check company incorporated in Delaware on March 1, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated the Initial Public Offering of 23,000,000 shares of Class A common stock (the “Public Shares”), including 3,000,000 shares of Class A common stock that were issued pursuant to the underwriter’s exercise of their over-allotment option in full, at $10.00 per Public Share, generating gross proceeds of $230,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 715,500 shares of Class A common stock (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Dynamics Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,155,000, which is described in Note 4.

Following the closing of the Initial Public Offering on May 28, 2021, an amount of $230,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially anticipated to be $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The initial stockholders have agreed to waive (a) their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (b) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares they hold if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until May 28, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

In order to protect the amounts in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on May 27, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 28, 2021 and June 4, 2021. The interim results for the period from March 1, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholder’s equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from March 1, 2021 (inception) through March 31, 2021.

Net Loss Per Common Share

Net loss per share common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 6). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on May 25, 2021. On May 28, 2021, the Company completed its Initial Public Offering of 23,000,000 shares of Class A common stock, including 3,000,000 shares of Class A common stock that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Public Share, generating gross proceeds of $230,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 715,500 Private Placement Shares at a price of $10.00 per Private Placement Share, generating gross proceeds of $7,155,000. A portion of the proceeds from the sale of the Private Placement Shares has been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 8, 2021, the Sponsor was issued 5,750,000 shares (the “Founder Shares”) of Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares) (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriter fully exercised the over-allotment option on May 28, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Promissory Note - Related Party

On March 8, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of March 31, 2021, there we no borrowings outstanding under the Promissory Note.

In April 2021, the Company borrowed $250,000 under the Promissory Note which was repaid on May 26, 2021 (see Note 8).

Due to Related Party

An affiliate of the Sponsor has paid $11,650 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $2,000,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The share would be identical to the Private Placement Shares.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. To date, the Company has not exercised its option to use such services.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any Class A common stock issuable upon conversion of the Working Capital Loans will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,000,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on May 28, 2021.

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The underwriter was paid a cash underwriting fee of $0.20 per share, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $8,050,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, including any vote in connection with an initial Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (excluding the Private Placement Shares), plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Shares issued to the Sponsor or its affiliates upon conversion of Working Capital Loans).

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements in relation to the Initial Public Offering (see Note 3), Private Placement (see Note 4), and Promissory Note - Related Party (see Note 5), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

ITEM    2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dynamics Special Purpose Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Dynamics Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Shares (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 1, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 1, 2021 (inception) through March 31, 2021, we had a net loss of $1,178, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

For the period from March 1, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to our net loss of $1,178, offset in part by the payment of operating and formation costs by an affiliate of our sponsor of $150 and changes in working capital of $1,028.

As of March 31, 2021, we had no cash in our operating bank account.

On May 28, 2021, we consummated the Initial Public Offering of 23,000,000 shares of Class A common stock (the “Public Shares”), including 3,000,000 Public Shares that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Public Share, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 715,500 shares of Class A common stock at a price of $10.00 per share (the “Private Placement Shares”), generating gross proceeds of $7,155,000. A portion of the proceeds from the sale of the Private Placement Shares has been added to the net proceeds from the Initial Public Offering held in the trust account. If we do not complete a our initial business combination within 24 months of the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Shares held in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us approximately $1,100,000 of proceeds held outside the trust account, as well as certain funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers or directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the Private Placement Shares. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, or certain of our officers or directors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $400,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combination; $175,000 for legal and accounting fees related to regulatory reporting obligations; $240,000 for payment for office space, administrative and support services; $150,000 for consulting and miscellaneous expenses incurred during the search for an initial business combination; $55,000 for Nasdaq continued listing fees; and $80,000 for working capital to cover miscellaneous expenses.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we may target businesses larger than we could acquire with the net proceeds of this offering and the sale of the private placement shares, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing concurrently with the completion of our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

Promissory Note - Related Party

On March 8, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of March 31, 2021, there we no borrowings outstanding under the Promissory Note.

In April 2021, the Company borrowed $250,000 under the Promissory Note which was repaid on May 26, 2021.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,000,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on May 28, 2021.

The underwriter was paid a cash underwriting fee of $0.20 per share, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $8,050,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Common Share

Net loss per share common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

None.

ITEM	1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 27, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on May 27, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamics Special Purpose Corp.

Date: July 2, 2021	By:	/s/ Mostafa Ronaghi
Mostafa Ronaghi

Chief Executive Officer

Dynamics Special Purpose Corp.

Date: July 2, 2021	By:	/s/ Mark Afrasiabi
Mark Afrasiabi

Chief Financial Officer