Form 10-Q
period 2021-06-30
Dynamics Special Purpose Corp.
filed 2021-08-06
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Y
es

☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes

☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the de
finitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
August
3,
 2021, there

were 23,715,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DYNAMICS SPECIAL PURPOSE CORP.

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS
Current assets:
Cash	$1,096,895
Prepaid expenses	787,491

Total current assets	1,884,386
Investments held in Trust Account	230,000,965

TOTAL ASSETS	$231,885,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,513
Accrued expenses and other current liabilities	2,347
Franchise tax payable	54,165

Total current liabilities	61,025
Deferred underwriting fee payable	8,050,000

Total Liabilities	8,111,025

Commitments and C ontingencies (Note 6)

Class A common stock subject to possible redemption, 21,877,432 shares at redemption value	218,774,320

Stockholders’ Equity

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 23,715,500 shares issued; 1,838,068 shares outstanding (excluding 21,877,432 shares subject to possible redemption)	184
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,206,491
Accumulated deficit	(207,244)

Total Stockholders’ Equity	5,000,006

Total Liabilities and Stockholders’ Equity	$231,885,351

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	For the Period from March 1, 2021 (Inception) Through June 30, 2021
Operating and formation costs	$152,866	$154,044
Franchise tax expense	54,165	54,165

Loss from operations	$(207,031)	$(208,209)
Interest and dividend income on investments held in Trust Account	965	965

Net loss	$(206,066)	$(207,244)

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	21,877,432	21,877,432

Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	7,110,046	7,042,613

Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.03)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount

Balance - March 1, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,178)	(1,178)

Balance - March 31, 2021	—	$—	5,750,000	$575	$24,425	$(1,178)	$23,822
Sale of 23,000,000 shares of Class A common stock in Initial Public Offering, net of offering costs	23,000,000	2,300	—	—	217,197,468	—	217,199,768
Sale of 715,500 shares of Class A common stock in private placement to Sponsor, net of offering costs	715,500	72	—	—	6,756,730	—	6,756,802
Class A ordinary shares subject to possible redemption	(21,877,432)	(2,188)	—	—	(218,772,132)	—	(218,774,320)
Net loss	—	—	—	—	—	(206,066)	(206,066)

Balance - June 30, 2021	1,838,068	$184	5,750,000	$575	$5,206,491	$(207,244)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(207,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(965)
Changes in operating assets and liabilities:
Prepaid expenses	(787,491)
Accounts payable	4,513
Accrued expenses and other current liabilities	2,347
Franchise tax payable	54,165

Net cash used in operating activities	(934,675)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	250,000
Repayment of promissory note - related party	(250,000)
Proceeds from initial public offering, net of underwriting discount paid	225,400,000
Proceeds from sale of private placement shares	7,155,000
Payment of offering costs	(523,430)

Net cash provided by financing activities	232,031,570

Net Change in Cash	1,096,895
Cash - Beginning of period	—

Cash - End of period	$1,096,895

Supplemental disclosures of non-cash investing and financing activities:
Class A common stock subject to possible redemption	$218,774,320

Deferred underwriting fee payable	$8,050,000

Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $13,198,430 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, and $548,430 of other offering costs.
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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
Liquidity
As of June 30, 2021, the Company had $1,096,895 in cash held outside of the Trust Account and working capital of 1,823,361.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of up to $
300,000
under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds made available to the Company under the Working Capital Loan (as defined in Note 5).
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, and structuring, negotiating and consummating the Business Combination.
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
as filed with the SEC on May 28, 2021 and June 4, 2021. The interim results for the period from March 1, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Investments Held in Trust Account
As of June 30, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2021, 21,877,432 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Accordingly, as of June 30, 2021, offering costs in the aggregate of $13,198,430 have been charged to stockholders’ equity (consisting of a $4,600,000 underwriting fee, $8,050,000 of deferred underwriting fees, and $548,430 of other offering costs).

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740,
Income Taxes
. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from March 1, 2021 (inception) through June 30, 2021.
Net Earnings (Loss) Per Share of Common Stock
Net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period.
The Company’s condensed statements of operations include a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class
method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest and dividend income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares (as defined in Note 5) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from March 1, 2021 (Inception) Through June 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Interest and dividend income on investments held in Trust Account	$890	$890
Less: Interest available to be withdrawn for payment of taxes	(890)	(890)

Net earnings attributable to Class A Common Stock subject to possible redemption	$—	$—

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	21,877,432	21,877,432

Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(206,066)	$(207,244)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net loss	$(206,066)	$(207,244)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	7,110,046	7,042,613

Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.03)	$(0.03)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The Company applies ASC Topic 820,
Fair Value Measurement
(“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.
Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
See Note 8 for additional information on assets and liabilities measured at fair value.
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
NOTE 7. STOCKHOLDER’S EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 23,715,500 shares of Class A common stock issued and
1,838,068 shares
outstanding, excluding 21,877,432 shares of Class A common stock subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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
NOTE 8. FAIR VALUE

MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the
Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$230,000,965	$230,000,965	$—	$—
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 1, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from March 1, 2021 (inception) through June 30, 2021, we had a net loss of $207,244, which resulted from operating and formation costs of $154,044 and franchise tax expense of $54,165 partially offset by interest and dividend income on investments in Trust Account of $965.

For the three months ended June 30, 2021, we had a net loss of $206,066, which resulted from operating and formation costs of $152,866 and franchise tax expense of $54,165 partially offset by interest and dividend income on investments in Trust Account of $965.
Liquidity and Capital Resources
On May 28, 2021, we consummated the Initial Public Offering of 23,000,000 shares of Class A common stock (the “Public Shares”), including 3,000,000 Public Shares that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Public Share, generating gross proceeds of $230,000,000.
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 715,500 shares of Class A common stock at a price of $10.00 per share (the “Private Placement Shares”), generating gross proceeds of $7,155,000. A portion of the proceeds from the sale of the Private Placement Shares has been added to the net proceeds from the Initial Public Offering held in the trust account. If we do not complete our initial business combination within 24 months of the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Shares held in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
For the period from March 1, 2021 (inception) through June 30, 2021, net cash used in operating activities was $934,675, which was primarily due to changes in working capital of $726,466 and our net loss of $207,244.
For the period from March 1, 2021 (inception) through June 30, 2021, net cash used in investing activities of $230,000,000 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of shares being deposited to the Trust Account.
Net cash provided by financing activities for the period from March 1, 2021 (inception) through June 30, 2021 of $232,031,570 was comprised of $225,400,000 in proceeds from the issuance of shares in the Initial Public Offering net of underwriter’s discount paid, $7,155,000 in proceeds from the issuance of shares in a private placement to our sponsor, and proceeds from the issuance of a promissory note to our Sponsor of $250,000, offset by the payment of $523,430 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our sponsor of $250,000.
As of June 30, 2021, we had cash of $1,096,895 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
sheet arrangements as of June 30, 2021.
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies
:
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
This item is not applicable as we are a smaller reporting company.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
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

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamics Special Purpose Corp.

Date: August 6, 2021	By:	/s/ Mostafa Ronaghi
Mostafa Ronaghi
Chief Executive Officer

Dynamics Special Purpose Corp.

Date: August 6, 2021	By:	/s/ Mark Afrasiabi
Mark Afrasiabi
Chief Financial Officer