Form 10-Q
period 2021-09-30
Dynamics Special Purpose Corp.
filed 2021-11-10
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As
of November 5, 2021, there

were 23,715,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DYNAMICS SPECIAL PURPOSE CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021	3

	Condensed Statement of Cash Flows for the period from March 1, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	20

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	MINE SAFETY DISCLOSURES	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	21

SIGNATURES		22

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets:
Cash	$984,544
Prepaid expenses	673,023

Total current assets	1,657,567
Investments held in Trust Account	230,003,925

TOTAL ASSETS	$231,661,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85
Accrued expenses and other current liabilities	33,412
Franchise tax payable	95,349

Total current liabilities	128,846
Deferred underwriting fee payable	8,050,000

Total Liabilities	8,178,846

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	230,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 23,715,500 shares issued; 715,500 shares outstanding (excluding 23,000,000 shares subject to possible redemption)	72
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(6,518,001)

Total Stockholders’ Deficit	(6,517,354)

Total Liabilities and Stockholders’ Deficit	$231,661,492

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	For the Period from March 1, 2021 (Inception) Through September 30, 2021
Operating and formation costs	$253,456	$407,500
Franchise tax expense	41,184	95,349

Loss from operations	(294,640)	(502,849)
Interest and dividend income on investments held in Trust Account	2,960	3,925

Net loss	$(291,680)	$(498,924)

Basic and diluted weighted average shares outstanding	29,465,500	19,193,368

Basic and diluted net loss per share of common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - March 1, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,178)	(1,178)

Balance - March 31, 2021	—	—	5,750,000	575	24,425	(1,178)	23,822
Sale of 715,500 shares of Class A common stock in private placement to Sponsor, net of offering costs (Revised – see Note 2)	715,500	72	—	—	7,138,365	—	7,138,437
Accretion of redeemable Class A common stock to redemption amount (Revised – see Note 2)	—	—	—	—	(7,162,790)	(6,019,077)	(13,181,867)
Net loss	—	—	—	—	—	(206,066)	(206,066)

Balance - June 30, 2021 (Revised – see Note 2)	715,500	72	5,750,000	575	—	(6,226,321)	(6,225,674)
Net loss	—	—	—	—	—	(291,680)	(291,680)

Balance - September 30, 2021	715,500	$72	5,750,000	$575	$—	$(6,518,001)	$(6,517,354)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(498,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(3,925)
Changes in operating assets and liabilities:
Prepaid expenses	(673,023)
Accounts payable	85
Accrued expenses and other current liabilities	33,412
Franchise tax payable	95,349

Net cash used in operating activities	(1,047,026)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	250,000
Repayment of promissory note - related party	(250,000)
Proceeds from initial public offering, net of underwriting discount paid	225,400,000
Proceeds from sale of private placement shares	7,155,000
Payment of offering costs	(523,430)

Net cash provided by financing activities	232,031,570

Net Change in Cash	984,544
Cash - Beginning of period	—

Cash - End of period	$984,544

Supplemental disclosures of non-cash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption value	$13,181,867

Deferred underwriting fee payable	$8,050,000

Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated the Initial Public Offering of 23,000,000 shares of Class A common stock (the “Public Shares”), including 3,000,000 shares of Class A common stock that were issued pursuant to the underwriter’s exercise of their over-allotment option in full, at $10.00 per Public Share, generating gross proceeds of $230,000,000, which is discussed in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 715,500 shares of Class A common stock (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Dynamics Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,155,000, which is described in Note 5.
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).
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
Liquidity
As of September 30, 2021, the Company had $984,544 in cash held outside of the Trust Account and working capital of 1,528,721.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of up to $300,000 under an unsecured and non-interest
bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds made available to the Company under the Working Capital Loan (as defined in Note 6).
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company revised its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company revised its financial statements to classify all Public Shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
The
reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company
.
The following tables summarize the effect of the revision on each financial statement l
i
ne item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously Reported	Adjustments	As Revised
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$218,774,320	$11,225,680	$230,000,000
Allocation of underwriter’s discounts, offering costs and deferred fees to Public Shares	$—	$(13,181,867)	$(13,181,867)
Immediate accretion to redemption value	$—	$13,181,867	$13,181,867
Total Class A common stock subject to possible redemption	$218,774,320	$11,225,680	$230,000,000
Class A common stock	$184	$(112)	$72
Additional paid-in capital	$5,206,491	$(5,206,491)	$—
Accumulated deficit	$(207,244)	$(6,019,077)	$(6,226,321)
Total stockholders’ equity (deficit)	$5,000,006	$(11,225,680)	$(6,225,674)

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

	May 28, 2021
	As Previously Reported	Adjustments	As Revised
Balance Sheet (audited)
Class A common stock subject to possible redemption	$218,997,700	$11,002,300	$230,000,000
Allocation of underwriter’s discounts, offering costs and deferred fees to Public Shares	$—	$(13,157,652)	$(13,157,652)
Immediate accretion to redemption value	$—	$13,157,652	$13,157,652
Total Class A common stock subject to possible redemption	$218,997,700	$11,002,300	$230,000,000
Class A common stock	$110	$(38)	$72
Additional paid-in capital	$5,008,154	$(5,008,154)	$—
Accumulated deficit	$(8,836)	$(5,994,108)	$(6,002,944)
Total stockholders’ equity (deficit)	$5,000,003	$(11,002,300)	$(6,002,297)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial state
m
ents of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on May 27, 2021, as well as the Company’s Current Reports on Form
8-K,
as filed with the SEC on May 28, 2021 and June 4, 2021. The interim results for the period from March 1, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
SEPTEMBER 30, 2021

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Investments Held in Trust Account
As of September 30, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”)
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Issuance costs allocated to Class A common stock	(13,181,867)
Plus:
Accretion of carrying value to redemption value	13,181,867

Class A common stock subject to possible redemption	$230,000,000

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,198,430 as a result of the Initial Public Offering (consisting of a $4,600,000 underwriting fee, $8,050,000 of deferred underwriting fees, and $548,430 of other offering costs). The Company recorded $13,181,867 of offering costs as a reduction of temporary equity in connection with the issuance of the Public Shares. The Company recorded $16,563 of offering costs as a reduction of permanent equity in connection with the issua
n
ce of the Private Placement Shares.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740,
Income Taxes
(“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from March 1, 2021 (inception) through September 30, 2021.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Net Loss Per Share of Common Stock
Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from March 1, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(237,143)	$(57,497)	$(361,781)	$(137,143)

Denominator:
Basic and diluted weighted average shares outstanding	23,715,500	5,750,000	13,917,547	5,275,821
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
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
The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.
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
SEPTEMBER 30, 2021

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
See Note 9 for additional information on assets and liabilities measured at fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 4. INITIAL PUBLIC OFFERING
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
NOTE 5. PRIVATE PLACEMENT
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
NOTE 6. RELATED PARTY TRANSACTIONS
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
SEPTEMBER 30, 2021

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
NOTE 7. COMMITMENTS AND CONTINGENCIES
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
NOTE 8. STOCKHOLDER’S EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Class
 A common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 23,715,500 shares of Class A common stock issued and outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$230,003,925	$230,003,925	$—	$—
NOTE 10. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 1, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the period from March 1, 2021 (inception) through September 30, 2021, we had a net loss of $498,924, which resulted from operating and formation costs of $407,500 and franchise tax expense of $95,349 partially offset by interest and dividend income on investments in Trust Account of $3,925.
For the three months ended September 30, 2021, we had a net loss of $291,680, which resulted from operating and formation costs of $253,456 and franchise tax expense of $41,184 partially offset by interest and dividend income on investments in Trust Account of $2,960.
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
For the period from March 1, 2021 (inception) through September 30, 2021, net cash used in operating activities was $1,047,026, which was primarily due to changes in working capital of $544,177, our net loss of $498,924, and non-cash
interest and dividend income on investments held in the trust account.
For the period from March 1, 2021 (inception) through September 30, 2021, net cash used in investing activities of $230,000,000 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of shares being deposited to the Trust Account.
Net cash provided by financing activities for the period from March 1, 2021 (inception) through September 30, 2021 of $232,031,570 was comprised of $225,400,000 in proceeds from the issuance of shares in the Initial Public Offering net of underwriter’s discount paid, $7,155,000 in proceeds from the issuance of shares in a private placement to our sponsor, and proceeds from the issuance of a promissory note to our sponsor of $250,000, offset by the payment of $523,430 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our sponsor of $250,000.
As of September 30, 2021, we had cash of $984,544 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
Contractual Obligations
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

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
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

Dynamics Special Purpose Corp.

Date: November 10, 2021	By:	/s/ Mostafa Ronaghi
Mostafa Ronaghi
Chief Executive Officer

Dynamics Special Purpose Corp.

Date: November 10, 2021	By:	/s/ Mark Afrasiabi
Mark Afrasiabi
Chief Financial Officer