Form 10-Q/A
period 2021-06-30
Dynamics Special Purpose Corp.
filed 2021-12-10
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
As of December 9, 2021,
there were
 23,715,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
Dynamics Special Purpose Corp. (the “Company
”
) is filing this Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2021 (the “Original Form 10-Q”) on account of the restatement of the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended June 30, 2021.
Background of Restatement
As previously reported on its Form 8-K filed
with the SEC on December 10, 2021, the management of the

Company, in consultation with the audit committee of the Company, concluded on December 9, 2021, that the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended June 30, 2021 filed in the Original Form 10-Q contained errors relating to the classification between temporary equity and permanent equity of the shares of the Company’s Class A common stock subject to redemption, which the Company initially presented a portion of as permanent equity, and has determined should be classified as temporary equity. In light of this error, it was determined that it is appropriate to amend and restate the Company’s Original
Form 10-Q.
Effects of Restatement
See Note 2 to the Notes to unaudited Interim Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. The Company does not expect these changes will have any impact on its cash position and cash held in the trust account established in connection with the Company’s initial public offering.
Internal Control Considerations
The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

DYNAMICS SPECIAL PURPOSE CORP.

		Page

PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of June 30, 2021 (As Restated)	1

	Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from March 1, 2021 (inception) through June 30, 2021 (As Restated)	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 and for the period from March 1, 2021 (inception) through June 30, 2021 (As Restated)	3

	Condensed Statement of Cash Flows for the period from March 1, 2021 (inception) through June 30, 2021 (As Restated)	4

	Notes to Unaudited Condensed Financial Statements (As Restated)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

Item 4.	CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	17

Item 1A.	RISK FACTORS	17

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 4.	MINE SAFETY DISCLOSURES	17

Item 5.	OTHER INFORMATION	18

Item 6.	EXHIBITS	18

SIGNATURES		19

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)
(AS RESTATED - SEE NOTE 2)

ASSETS
Current assets:
Cash	$1,096,895
Prepaid expenses	787,491

Total current assets	1,884,386
Investments held in Trust Account	230,000,965

TOTAL ASSETS	$231,885,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,513
Accrued expenses and other current liabilities	2,347
Franchise tax payable	54,165

Total current liabilities	61,025
Deferred underwriting fee payable	8,050,000

Total Liabilities	8,111,025

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	230,000,000

Stockholders’ Deficit

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 23,715,500 shares issued; 715,500 shares outstanding (excluding 23,000,000 shares subject to possible redemption)	72
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(6,226,321)

Total Stockholders’ Deficit	(6,225,674)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$231,885,351

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(AS RESTATED - SEE NOTE 2)

	Three Months Ended June 30, 2021	For the Period from March 1, 2021 (Inception) Through June 30, 2021
Operating and formation costs	$152,866	$154,044
Franchise tax expense	54,165	54,165

Loss from operations	(207,031)	(208,209)
Interest and dividend income on investments held in Trust Account	965	965

Net loss	$(206,066)	$(207,244)

Basic and diluted weighted average shares outstanding, Class A Common Stock	8,600,126	6,467,864

Basic and diluted net loss per share, Class A Common Stock	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, Class B Common Stock	5,271,978	4,915,289

Basic and diluted net loss per share, Class B Common Stock	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)
(AS RESTATED - SEE NOTE 2)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance - March 1, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,178)	(1,178)

Balance - March 31, 2021	—	$—	5,750,000	$575	$24,425	$(1,178)	$23,822
Sale of 715,500 shares of Class A common stock in private placement to Sponsor, net of offering costs	715,500	72	—	—	7,138,365	—	7,138,437
Accretion of redeemable Class A common stock to redemption amount	—	—	—	—	(7,162,790)	(6,019,077)	(13,181,867)
Net loss	—	—	—	—	—	(206,066)	(206,066)

Balance - June 30, 2021	715,500	$72	5,750,000	$575	$—	$(6,226,321)	$(6,225,674)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)
(AS RESTATED - SEE NOTE 2)

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
(AS RESTATED)
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
(AS RESTATED)

$10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in
Note 6
) have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination
.
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
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
(AS RESTATED)

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In accordance with Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
(“ASC 480”), subtopic 10, section S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Public Shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity
.
The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.
The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$218,774,320	$11,225,680	$230,000,000
Class A common stock	$184	$(112)	$72
Additional paid-in capital	$5,206,491	$(5,206,491)	$—
Accumulated deficit	$(207,244)	$(6,019,077)	$(6,226,321)
Total stockholders’ equity (deficit)	$5,000,006	$(11,225,680)	$(6,225,674)
Shares of Class A common stock subject to possible redemption	21,877,432	1,122,568	23,000,000
Class A common stock	1,838,068	(1,122,568)	715,500
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	21,877,432	(13,277,306)	8,600,126
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	7,110,046	(1,838,068)	5,271,978
Basic and diluted net loss per share, Class B common stock	$(0.03)	$0.02	$(0.01)
Condensed Statement of Operations for the Period From March 1, 2021 (Inception) Through June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	21,877,432	(15,409,568)	6,467,864
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	7,042,613	(2,127,324)	4,915,289
Basic and diluted net loss per share, Class B common stock	$(0.03)	$0.01	$(0.02)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Sale of 23,000,000 shares of Class A common stock in Initial Public Offering, net of offering costs	$217,199,768	$(217,199,768)	$—
Sale of 715,500 shares of Class A common stock in private placement to Sponsor, net of offering costs	$6,756,802	$381,635	$7,138,437
Class A common stock subject to possible redemption	$(218,774,320)	$218,774,320	$—
Accretion of redeemable Class A common stock to redemption amount	$—	$(13,181,867)	$(13,181,867)
Condensed Statement of Cash Flows for the Period From March 1, 2021 (Inception) Through June 30, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities
Class A common stock subject to possible redemption	$218,774,320	$(218,774,320)	$—
Accretion of Class A common stock to redemption amount	$—	$13,181,867	$13,181,867

(1)
Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

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
(AS RESTATED)

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
Class A Common Stock Subject to Possible Redemption
All of the
 23,000,000

shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of June 30, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Issuance costs allocated to Class A common stock	(13,181,867)
Plus:
Accretion of carrying value to redemption value	13,181,867

Class A common stock subject to possible redemption	$230,000,000

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Accordingly, as of June 30, 2021, offering costs in the aggregate of $13,198,430 have been charged to temporary equity (consisting of a
$4,600,000 underwriting fee, $8,050,000 of deferred underwriting fees, and $548,430 of other offering costs).

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(AS RESTATED)

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
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021		For the Period from March 1, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(127,752)	$(78,314)	$(117,755)	$(89,489)

Denominator:
Basic and diluted weighted average shares outstanding	8,600,126	5,271,978	6,467,864	4,915,289
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(AS RESTATED)

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
Fair Value of Financial Instruments
The Company applies ASC Topic 820,
Fair Value Measurement
(“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances
.
The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.
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
(AS RESTATED)

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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On March 8, 2021, the Sponsor was issued 5,750,000 shares (the “Founder Shares”) of Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares) (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriter fully exercised the over-allotment option on May 28, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture
.
Promissory Note - Related Party
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
(AS RESTATED)

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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(AS RESTATED)

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, including any vote in connection with an initial Business Combination
.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an initial Business Combination on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (excluding the Private Placement Shares), plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Shares issued to the Sponsor or its affiliates upon conversion of Working Capital Loans).
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

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
The Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 in this Form 10-Q/A. See Note 2 for additional information.
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
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statement as of June 30, 2021, we re-evaluated our prior position on accounting for redeemable common shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its May 28, 2021 and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules
13a-15 (e)
and
15d-15 (e)
under the Exchange Act) were not effective as of June 30, 2021.
Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness described above resulted in the restatement of the Company’s audited financial statement as of May 28, 2021 and unaudited financial statements as of and for the periods ended June 30, 2021.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our prior period financial statements included in Note 2 of the accompanying financial statements of this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 27, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition, we identified the following additional risks.
In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
Management concluded that it was appropriate to restate the Company’s previously issued audited balance sheet as of May 28, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021 and the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 due to an error in presentation of a portion of Class A common stock subject to redemption as permanent equity. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dynamics Special Purpose Corp.

Date: December 10, 2021	By:	/s/ Mostafa Ronaghi
Mostafa Ronaghi
Chief Executive Officer

Dynamics Special Purpose Corp.

Date: December 10, 2021	By:	/s/ Mark Afrasiabi
Mark Afrasiabi
Chief Financial Officer