Form 10-Q/A
period 2021-09-30
Dynamics Special Purpose Corp.
filed 2021-12-10
CIK 1854270

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
of the Exchange Act).    Yes  ☒    No  ☐
As of December
9
, 2021, there were 23,715,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Dynamics Special Purpose Corp. (the “Company”) as of September 30, 2021 and for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “Q3 Form 10-Q”).
On November 10, 2021, the Company filed the Q3 Form 10-Q, which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on May 28, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3
Form 10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock subject to redemption and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
On December 9, 2021, the Company’s management, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet as of May 28, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021 (the “Form 8-K”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 (the “Q2 Form 10-Q”), and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on
Form 10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021 (collectively, the “Affected Periods”), should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for the Affected Periods.
Additionally, the Company’s management determined that it is appropriate to file amendments to its audited balance sheet as of May 28, 2021, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021 and its unaudited interim financial statements included in the Q2 and Q3 Form 10-Qs for the quarterly period ended June 30, 2021 and September 30, 2021 as filed with the SEC on August 6, 2021 and November 10, 2021 reflecting the restatement of the Class A ordinary shares subject to redemption and change to its presentation of earnings per share for the Affected Periods as soon as practicable. As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on
Form 10-Q
for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to remove the “Revision to Previously Reported Financial Statements” included in Note 2 as the Company has amended the Q2 Form 10-Q and Form 8-K.
The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
The Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.
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

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets:
Cash	$984,544
Prepaid expenses	673,023

Total current assets	1,657,567
Investments held in Trust Account	230,003,925

TOTAL ASSETS	$231,661,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85
Accrued expenses and other current liabilities	33,412
Franchise tax payable	95,349

Total current liabilities	128,846
Deferred underwriting fee payable	8,050,000

Total Liabilities	8,178,846

Commitments and Contingencies (Note 6 )
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	230,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 23,715,500 shares issued; 715,500 shares outstanding (excluding 23,000,000 shares subject to possible redemption)	72
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(6,518,001)

Total Stockholders’ Deficit	(6,517,354)

TOTAL L IABILITIES AND STOCK HOLDERS' DEFICIT	$231,661,492

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	For the Period from March 1, 2021 (Inception) Through September 30, 2021
Operating and formation costs	$253,456	$407,500
Franchise tax expense	41,184	95,349

Loss from operations	(294,640)	(502,849)
Interest and dividend income on investments held in Trust Account	2,960	3,925

Net loss	$(291,680)	$(498,924)

Basic and diluted weighted average shares outstanding , Class A common stock	23,715,500	13,917,547

Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,275,821

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND FOR
THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - March 1, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,178)	(1,178)

Balance - March 31, 2021	—	—	5,750,000	575	24,425	(1,178)	23,822
Sale of 715,500 shares of Class A common stock in private placement to Sponsor, net of offering costs	715,500	72	—	—	7,138,365	—	7,138,437
Accretion of redeemable Class A common stock to redemption amount	—	—	—	—	(7,162,790)	(6,019,077)	(13,181,867)
Net loss	—	—	—	—	—	(206,066)	(206,066)

Balance - June 30, 2021	715,500	72	5,750,000	575	—	(6,226,321)	(6,225,674)
Net loss	—	—	—	—	—	(291,680)	(291,680)

Balance - September 30, 2021	715,500	$72	5,750,000	$575	$—	$(6,518,001)	$(6,517,354)

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
The registration statement for the Company’s Initial Public Offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated the Initial Public Offering of 23,000,000 shares of Class A common stock (the “Public Shares”), including 3,000,000 shares of Class A common stock that were issued pursuant to the underwriter’s exercise of their over-allotment option in full, at $10.00 per Public Share, generating gross proceeds of $230,000,000, which is discussed in Note
3
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 715,500 shares of Class A common stock (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Dynamics Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,155,000, which is described in Note
4
.
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
(AS RESTATED)

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
5
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
(AS RESTATED)

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
The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note
6
) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).
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
bearing promissory note (see Note
5
). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds made available to the Company under the Working Capital Loan (as defined in Note
5
).
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
(AS RESTATED)

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
SEPTEMBER 30, 2021
(AS RESTATED)

NOTE
2
. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial state
m
ents of th
e
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of rede
e
mable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of September 30,
2021
, the Class A common stock
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
(AS RESTATED)

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
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from March 1, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(234,761)	$(56,919)	$(361,781)	$(137,143)

Denominator:
Basic and diluted weighted average shares outstanding	23,715,500	5,750,000	13,917,547	5,275,821
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
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
3
. INITIAL PUBLIC OFFERING
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
4
. PRIVATE PLACEMENT
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
5
. RELATED PARTY TRANSACTIONS
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
(AS RESTATED)

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
6
. COMMITMENTS AND CONTINGENCIES
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
7
. STOCKHOLDER’S EQUITY
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
(AS RESTATED)

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
8
. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$230,003,925	$230,003,925	$—	$—
NOTE
9
. SUBSEQUENT EVENTS
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
The Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to remove the “Revision to Previously Reported Financial Statements” included in Note 2 as the Company is refiling the financial statements for those periods affected.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statement as of September 30, 2021, we re-evaluted our prior position on accounting for redeemable common shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its May 28, 2021 and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of September 30, 2021.
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
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our prior period financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
Management concluded that it was appropriate to restate our previously issued audited balance sheet as of May 28, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021, the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021, and the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021 due to an error in presentation of a portion of Class A common stock subject to redemption as permanent equity. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.
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

22