Form 10-K
period 2021-12-31
Dynamics Special Purpose Corp.
filed 2022-03-07
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No
☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
The aggregate market value of the Registrant’s voting and non-voting common equity outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of June 30, 2021, being the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $228,620,000. This amount was computed by reference to the price at which shares of the Registrant’s Class A common stock were last sold on the Nasdaq Capital Market on such date, being
$9.94

per share.
As of
March
7
, 2022, there were 23,715,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DYNAMICS SPECIAL PURPOSE CORP.

CERTAIN TERMS
References to the “Company,” “Dynamics,” “our,” “us” or “we” refer to Dynamics Special Purpose Corp., a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form
10-K
(“Report” or “Annual Report”) as our “initial business combination.” References to our “sponsor” refer to Dynamics Sponsor LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, shares of Class A common stock of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on May 28, 2021. References to “public shares” are to shares of our Class A common stock sold in our initial public offering. References to “public stockholders” are to the holders of our public shares. References to the “trust account” are to the United States based trust account maintained for the benefit of our public stockholders for which Continental Stock Transfer & Trust Company is acting as trustee. Other terms are defined throughout this Annual Report and have the corresponding meaning wherever they are used herein, unless the context requires otherwise.

DYNAMICS SPECIAL PURPOSE CORP.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	potential changes in control of the Company if we acquire one or more target businesses for stock;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Part I, Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.
The forward looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause our actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual

DYNAMICS SPECIAL PURPOSE CORP.

results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Business.
Company Overview
We are a blank check company incorporated in the State of Delaware on March 1, 2021 and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report.
Initial Public Offering and Private Placement
On March 8, 2021, our sponsor was issued 5,750,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture by our sponsor to the extent that the over-allotment option held by the underwriter of our initial public offering was not exercised in full or in part, so that our sponsor would own, on an as-converted
basis, 20% of our issued and outstanding shares after our initial public offering (excluding the private placement shares (as defined below) and assuming our sponsor did not purchase any public shares in our initial public offering, which it did not). The underwriter fully exercised the over-allotment option on May 28, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.
On May 28, 2021, we consummated our initial public offering of 23,000,000 shares of Class A common stock, including 3,000,000 shares of Class A common stock that were issued pursuant to the underwriter’s exercise, in full, of its over-allotment option, at $10.00 per share, generating gross proceeds of $230,000,000.
Simultaneously with the closing of our initial public offering, we consummated the sale of 715,500 shares of Class A common stock (the “private placement shares”) at a price of $10.00 per share in a private placement to our sponsor, generating gross proceeds of $7,155,000.
Business Combination Agreement – Proposed Business Combination with Senti Biosciences, Inc.
On December 19, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with Explore Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Senti Biosciences, Inc., a Delaware corporation (“Senti”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company will change its name to “Senti Biosciences, Inc.” and its ticker symbol on the Nasdaq Capital Market (“Nasdaq”) is expected to change to “SNTI.” The date on which the Closing occurs is hereinafter referred to as the “Closing Date.” The proposed business combination with Senti was announced in the Company’s Current Report on Form
8-K
filed with the SEC on December 20, 2021.
The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Senti. We intend to effectuate our proposed initial business combination with Senti using a combination of cash from the proceeds of our initial public offering (and the concurrent private placement of the private placement shares), the proceeds of the sale of our shares to private investors in connection with our initial business combination and shares issued to the owners of Senti, as described below.
Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of Senti in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), based on an implied equity value for Senti of $240,000,000, to be paid to Senti stockholders and option holders at the effective time of the Merger (the “Effective Time”). In addition, Senti stockholders will have the right to receive (i) an aggregate of 1,000,000 shares of Class A Common Stock if, after Closing, the volume weighted average price of the Class A

PART I

Common Stock on the Nasdaq, or any other national securities exchange on which the shares of Class A Common Stock are then traded (“VWAP”), is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period, in the period that ends on the second anniversary of the Closing Date, and (ii) an aggregate of 1,000,000 shares of Class A Common Stock if, after Closing, the VWAP is greater than or equal to $20.00 over any 20 trading days within any consecutive 30 trading day period, in the period that ends on the third anniversary of the Closing Date.
Pursuant to the Business Combination Agreement, at the Effective Time, each option exercisable for Senti equity that is outstanding immediately prior to the Effective Time shall cease to represent the right to purchase Senti equity and shall be converted into an option to purchase shares of Class A Common Stock, on the same terms and conditions as applied to such option immediately prior to the Effective Time, subject to adjustments to exercise price and number of shares of Class A Common Stock issued upon exercise, changes for terms rendered inoperative by reason of the transactions contemplated by the Business Combination Agreement and the related transaction documents and immaterial administrative changes as determined in good faith by the Company’s board of directors.
The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Senti, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing, and certain representations and warranties, as noted in the Business Combination Agreement. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions, and to do or cause to be done all things, reasonably necessary to consummate and expeditiously implement the Merger.
Under the Business Combination Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby by the requisite vote of the Company’s stockholders and Senti’s stockholders; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a continuing Company Material Adverse Effect or DYNS Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; (iv) after giving effect to the transactions contemplated by the Business Combination Agreement, the Company would have net tangible assets of at least $5,000,001 upon consummation of the Merger; (v) the Company’s initial listing application with Nasdaq in connection with the Merger has been approved and, immediately following the Effective Time, the Company is able to satisfy the applicable initial and continuing listing requirements of Nasdaq and the shares of the Company’s Class A Common Stock have been approved for listing on Nasdaq, subject only to official notice of the issuance thereof; and (vi) the registration statement filed by the Company in connection with the transactions contemplated by, and as required by, the Business Combination Agreement, the first draft of which was filed with the SEC on Form S-4 on February 14, 2022 (the “Registration Statement”), has become effective, no stop order has been issued by the SEC and remains in effect with respect to the Registration Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending. In addition, Senti’s obligation to consummate the Merger is subject to the condition that the Available Closing Cash (as defined in the Business Combination Agreement) shall be greater than or equal to $150,000,000. Because the parties’ obligations to consummate the Merger are subject to the satisfaction or waiver of these (and other) conditions, there is no guarantee that the Merger will be consummated.
On February 12, 2022, the Business Combination Agreement was amended by the parties thereto (the “Business Combination Agreement Amendment”) to reflect, among other things, (i) a correction to section 5.7 of the Business Combination Agreement, and (ii) changes to the options Senti granted to certain persons at the time the Business Combination Agreement was signed.

PART I

The foregoing descriptions of the Business Combination Agreement and the Business Combination Agreement Amendment do not purport to be complete and are qualified in their entirety by, respectively, the terms and conditions of the Business Combination Agreement, a copy of which was exhibited as Exhibit 2.1 to the Current Report on Form
8-K
filed by the Company with the SEC on December 20, 2021, the terms of which are incorporated herein by reference, and the terms and conditions of the Business Combination Agreement Amendment, a copy of which was exhibited as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 15, 2022, the terms of which are incorporated herein by reference.
The Business Combination Agreement also contemplates the execution of various additional agreements and instruments on or before the Closing, including, among others, the sponsor support agreement, the Senti support agreements, the PIPE subscription agreements, the non-redemption
agreements and the investor rights agreement, each of which, or the form of which, is described in and exhibited to (whether directly, or as an annexure or exhibit to another document exhibited to) the Current Report on Form
8-K
filed by the Company with the SEC on December 20, 2021, the terms of each of which are incorporated herein by reference.
Business Strategy
We believe that the life sciences subsector is undergoing a dramatic transformation due to broad-scale availability of disruptive foundational technologies which enable significant improvements in diagnosis, treatment, monitoring and prediction of health and disease, at an accelerated pace. The pace of innovation is unprecedented throughout history, and we do not see the pace of this innovation subsiding. As a result, the ability to better understand biology – and harness it to diagnose and treat disease – is driving the creation of new markets and the disruption of existing markets throughout the life sciences field. Our focus is on opportunities across the emerging healthcare value chains being created by disruptive technologies, including life sciences tools, enabling-software, synthetic biology and novel drug discovery and development platforms that enable applications in prevention, diagnosis, treatment and advanced bio-materials.
We aim to find a disruptive target company and help accelerate value faster than otherwise achievable as a stand-alone company pursuing a traditional IPO path.
We believe that certain life sciences companies will see material benefits from being publicly traded, including greater access to capital and attracting and retaining talent. Based on our management team’s experience as active participants in private financings and subsequent IPOs, we believe we can provide an acquisition target with a more efficient path to going public with a known investor syndicate and an acquisition price negotiated upfront.
Our collective network of contacts and deep relationships across industry, academia and the investment community is unique. Value inflection and acceleration of technological development is, of course, not simply about capital, but connectivity and collective wisdom. We intend to contribute to a target company so that it realizes more value, including by potentially helping such company achieve collaborations, gain new strategic guidance, extend its platform into new end markets, and/or expand the quality of its investor syndicate.
Our Founders
Our sponsor team has a long history of working together with combined decades of experience across multiple complementary areas: (1) innovating, founding, building and scaling world-class organizations as executives and directors of public and private companies, creating billions of dollars in shareholder value; (2) identifying, vetting, investing in, incubating and positioning novel scientific breakthroughs and partnering with management teams to help them execute on their visions; (3) maintaining a deep understanding of the market and having the vision and foresight to develop new end markets based on disruptive products across the life sciences subsector; and (4) raising capital for emerging companies with transformative life sciences technologies.
Our management team and board of directors consist of our Executive Chair, Omid Farokhzad, MD, who is currently Founder, CEO, and Chair of Seer, Inc. (Nasdaq: SEER); our Chief Executive Officer, Mostafa Ronaghi, PhD, who was most recently Chief Technology Officer of Illumina (Nasdaq: ILMN); our Chief Financial Officer, Mark Afrasiabi, CFA, most recently Senior Partner at Silver Rock Financial, L.P.; our Chief Business Officer, Rowan Chapman, PhD, a seasoned venture capital investor across the life sciences subsector; our independent director Jay Flatley, who served as CEO of Illumina from June 1999 to March 2016 and Chairman until March 2021; our independent director David

PART I

Epstein, formerly CEO of Novartis Pharmaceuticals; and our independent director Deep Nishar, currently Managing Director at General Catalyst. We also have a Chief Scientific Advisor, Professor Robert Langer, who is currently one of twelve Institute Professors at MIT. We believe that the strong scientific, entrepreneurial, investment and management backgrounds of our management, directors and advisor—coupled with a deep network across industry, academia and the investment community—will enable us to identify a disruptive acquisition target that can thrive as a public company.
For further information on our management team and board of directors, please refer to “Part III, Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report.
Competitive Advantages
Technological innovation is disrupting many markets across the life sciences subsector from basic discovery and translational research to novel diagnostics, vaccines, therapeutics and advanced bio-materials.
We believe our management team is well positioned to identify opportunities for the reasons outlined below:

•
Track record of success
: Members of our management team have established long-term track records as operating executives, scientists, company founders, and investment professionals in the life sciences subsector, and have founded and/or invested in numerous successful, innovative biotechnology and life sciences tools companies. Executive Chair, Dr. Omid Farokhzad, M.D., is founder, CEO and Chair of transformative proteomics platform, Seer, which he led to a successful IPO in December 2020. He previously co-founded
BIND Therapeutics (acquired by Pfizer), Selecta Biosciences (Nasdaq: SELB) and Tarveda Therapeutics. CEO and Director, Mostafa Ronaghi, PhD, was most recently Chief Technology Officer, Senior Vice President and member of the Executive Leadership Team at Illumina (Nasdaq: ILMN) from 2008-2021. While at Illumina, in 2016, Dr. Ronaghi also co-founded
GRAIL, a
next-gen
liquid biopsy platform for cancer detection.

•
Deep relationships across the life sciences and pharmaceutical ecosystem
: Our management team, directors and advisors maintain extensive relationships with senior business development and R&D leadership executives across the life sciences and pharmaceutical ecosystem, as well as with leading academics and major investment funds focused on the life sciences. We believe that our team has developed a reputation for being trusted advisors to entrepreneurs and companies across the life sciences value chain, which we believe will facilitate investment opportunities in these companies.

•
Proactive and proprietary transaction sourcing
: We believe our management team has access to high-quality deal flow, due in large part to their broad range of industry contacts and the reputation of our management team, directors and scientific advisor. We expect our team’s reputation for having deep industry expertise will also attract referrals from industry colleagues. Many of these companies may be less well-known and may represent a landscape of investment opportunities uniquely accessible to our team.

•
Significant
value-add
capability
: We believe that our team’s blend of operating and investment experience can help companies maximize their potential value. We aim to find a target that we believe would achieve more value from partnering with us than by pursuing the traditional IPO path, by leveraging the collective business, scientific, financial, intellectual property, recruiting and deal-making advice of our team. Our management team, board of directors and scientific advisor collectively have decades of experience founding, and then growing and managing, companies and taking them from private markets to the public market. The team also has experience crafting strategic partnerships with industry-leading pharmaceutical and life sciences companies. Our team is also interested in potential opportunities with which one or more members of our team or directors could take a board seat in the company following the initial business combination, if feasible and mutually beneficial to our team and the target.

PART I

•
Broad vision, exceptional network and deep domain expertise to facilitate the identification and diligence of opportunities
: We believe our management team and directors possess a unique combination of attributes, from having a broad view of key trends in life sciences technological developments and the emerging healthcare value-chain, to a deep understanding of key technological and scientific nuances, which should allow us to better vet technology platforms, identify appropriate expertise and achieve a thorough level of diligence of a target company. Due to our broad industry and academic networks, we may see opportunities and synergies even before the target company’s management or board does.

•
Broad experience across private and public markets
: Our team has experience leading large, publicly traded corporations at the board and executive levels, which could open the door to many companies not yet envisioning an IPO. The team’s collective experience could assist in transitioning a high-quality, privately-held company to the public market.

Investment Criteria and Acquisition Process
Consistent with our business strategy discussed above and the expertise of our team, we have identified the following general criteria to evaluate prospective target businesses, although we may decide to enter into our initial business combination with a target business that does not meet all of these criteria:

•	compelling risk/reward proposition;

•	grounded in breakthrough science (i.e., first-in-class or best-in-class competitive positioning);

•	potential market leading product(s);

•	addressing an unmet medical need;

•	providing significant benefits to patients;

•
multiple assets with the ability to diversify risk and successfully navigate an economic downturn, changes in the industry landscape, social sustainability trends and the evolving regulatory environment;

•	IPO-ready management team; and

•
experienced investor base: companies that have been funded by experienced life sciences investors including venture capitalists, private equity investors, healthcare companies and other institutional investors who have also provided strategic input to the company.

Our acquisition and diligence process for each potential target will include:

•	scientific and technological analysis, with assessment of product development, commercial, clinical, regulatory and reimbursement success factors;

•	review of market factors such as size, growth opportunity, competition, and development trends;

•	full review of proprietary technology content and intellectual property;

•	commercial review, including interviews with key opinion leaders, customers, competitors and industry experts;

•	financial evaluation, including analysis of historical results and modeling of various scenarios; and

•	review and evaluation of operations including R&D, manufacturing, sales, and distribution.

PART I

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination, including our proposed initial business combination with Senti, may be based on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers, directors or scientific advisor (although Senti is not affiliated with our sponsor, officers, directors or scientific advisor). In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor, officers, directors or scientific advisor, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such initial business combination or transaction is fair to our company from a financial point of view.
Our sponsor or any of our officers, directors or scientific advisor may directly or indirectly own our common stock and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officer or director is made a condition to any agreement with respect to our initial business combination.
Each of our officers and directors presently has, or may in the future have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.
Our officers, directors, scientific advisor and any of their respective affiliates may sponsor or form, and, in the case of individuals, serve as a director or officer of, other blank check companies during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts will materially affect our ability to complete our initial business combination.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various sources, including our global networks, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our sponsor, officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have.

PART I

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with, any services rendered in order to effectuate the completion of our initial business combination (regardless of the type of transaction that it is, including the proposed initial business combination with Senti, which is described elsewhere in this Report).
Although none of our sponsor, officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination (including the proposed initial business combination with Senti). The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.
As noted above, we are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors (although Senti is not affiliated with our sponsor, officers or directors). In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such initial business combination or transaction is fair to our company from a financial point of view.
As also noted above, if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Effecting our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using a combination of cash from the proceeds of our initial public offering, the proceeds of the placement of the private placement shares, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target and debt issued to banks or other lenders or the owners of the target. Our intended funding sources for our proposed initial business combination with Senti are described above. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

PART I

If our initial business combination is paid for using equity (as is the case with the proposed initial business combination with Senti) or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination (if any), to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (as is the case with the proposed initial business combination with Senti), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement shares and may, as a result, be required to seek additional financing to complete such proposed initial business combination (as is the case with the proposed initial business combination with Senti, whereby private investors will subscribe for shares of our Class A Common Stock concurrently with the Merger). Subject to compliance with applicable securities laws, we would expect to complete such financing only concurrently with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination (including the Registration Statement) will disclose the terms of the financing and, only if required by law, we will seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.
Selection of a Target Business and Structuring of Our Initial Business Combination
Nasdaq listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets, including in respect of our proposed initial business combination with Senti.
The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction (including the Registration Statement) will provide public stockholders with confirmation of our board of directors’ satisfaction of the 80% of net assets test, or, if our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) (and in the case of the proposed initial business combination with Senti, we will acquire all of the outstanding equity interests of Senti). If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% of net assets test.

PART I

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating any prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information made available to us.
Any costs incurred with respect to the identification and evaluation of a prospective target business (including Senti) with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination (including our proposed initial business combination with Senti), the prospects for our success may depend entirely on the future performance of a single business which may operate or exist only in a single industry. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to acquire multiple businesses. By completing our initial business combination with only a single entity (which potentially operates or exists only in a single industry), our lack of diversification may subject us to negative economic, competitive and regulatory developments post-transaction, any or all of which may have a substantial adverse impact on the particular industry or industries in which we operate after our initial business combination and cause us to depend on the development, marketing and sale of a limited number of products or services.
Stockholders May Not Have the Ability to Approve an Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC and subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rules, or we may decide to seek stockholder approval for business or other legal reasons.
Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our sponsor, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not currently

PART I

anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares in such transactions prior to completion of our initial business combination.
The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination (as is the case for our proposed initial business combination with Senti), where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination, which may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom they may pursue privately negotiated purchases (if any) by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon (i) the completion of our initial business combination, or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity. Such redemptions, if any, will be made at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account (as of two business days prior to the consummation of the initial business combination, in the case of such redemptions), including interest earned on the funds held in the trust account and not previously released to us to pay our franchise

PART I

and income taxes, divided by the number of then-outstanding public shares, subject to the limitations described in our amended and restated certificate of incorporation. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting fees we will pay to the underwriter of our initial public offering. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. Our sponsor and each of our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares or private placement shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation.
Manner of Conducting Redemptions in Conjunction With a Stockholder Vote on Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirements. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval (as is the case with our proposed initial business combination with Senti), we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting fees (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

PART I

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and, pursuant to the letter agreement they entered into with us, our sponsor and each of our officers and directors have agreed to vote their Founder Shares, private placement shares and any public shares they hold in favor of our initial business combination (including our proposed initial business combination with Senti). For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, assuming all outstanding shares of common stock are voted, in addition to the Founder Shares and private placement shares, we would need only 8,267,251, or approximately 35.9%, of the 23,000,000 public shares to be voted in favor of an initial business combination in order to have it approved. Assuming only the minimum number of shares representing a quorum are voted, in addition to the Founder Shares and the private placement shares, we would need only 900,876, or approximately 3.9%, of the 23,000,000 public shares to be voted in favor of an initial business combination in order to have it approved.
1
These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against our proposed business combination.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting fees (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

PART I

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in this offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash (as is the case for our proposed initial business combination with Senti). However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Stock Certificates in Connection With a Tender Offer or Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. Accordingly, a public stockholder would have, from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies distribute proxy materials for the stockholders’ vote on an initial business combination, and holders can simply check a box on the proxy card indicating that they wish to exercise their redemption rights. After the initial business combination is approved, the company contacts the holder

PART I

to arrange for them to deliver their certificate to verify ownership. As a result, the stockholder has an “option window” after the completion of the initial business combination during which they can monitor the price of the company’s stock in the market. If the price rises above the redemption price, they can sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivers its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.
Any request to redeem public shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their public shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their public shares.
If a proposed initial business combination (including our proposed initial business combination with Senti) is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of our initial public offering.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of our initial public offering to complete our initial business combination. If we do not complete our initial business combination within such 24 month period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Our sponsor and each of our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any Founder Shares and private placement shares held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our sponsor or any of our officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24 month time period.

PART I

In addition, our sponsor and each of our officers and directors have agreed, pursuant to the letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (ii) with respect to any material provision relating to public stockholders’ rights unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting fees (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement described above, we would not proceed with the amendment or the related redemption of our public shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by public stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by public stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our public stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver, or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP (“Marcum”), our independent registered public accounting firm, and the underwriter of our initial public offering, have not executed agreements with us waiving such claims to the monies held in the trust account.

PART I

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy its indemnification obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share, or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment, may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. As noted above, we have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price would not be less than $10.00 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have access to funds outside the trust account of approximately $889,323 as at December 31, 2021 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, public stockholders who received funds from our trust account could be liable for claims made by creditors; however, such liability would not be greater than the amount of funds from our trust account received by any such public stockholder.

PART I

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
As noted above, if we do not complete our initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention, if we have not completed our initial business combination, to redeem our public shares as soon as reasonably possible following our 24 th
month and, therefore, we do not intend to comply with the aforementioned procedures under the DGCL. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them from the trust account (but no more) and any liability of our public stockholders may extend well beyond the third anniversary of our dissolution.
Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations have been and will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor is liable to indemnify us to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share, or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust account assets, in each case net of the amount of interest withdrawn to pay taxes and without being liable in respect of any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed trust account waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of such waiver for such third-party claims.
If the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then, pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could be six years after the unlawful redemption distribution instead of three years in the case of a liquidating distribution.

PART I

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by public stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our public stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to public stockholders’ rights or pre-
initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Amended and Restated Certificate of Incorporation
Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without the approval of the holders of 65% of our common stock. Our initial stockholders (including our sponsor), who collectively beneficially own approximately 21.9% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
if we do not complete our initial business combination within 24 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public

PART I

stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

•
prior to the consummation of our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account, or (ii) vote on our initial business combination or any pre- initial business combination activity;

•
although we do not intend to enter into an initial business combination with a target business that is affiliated with our sponsor, officers or directors (and the target for our proposed initial business combination, Senti, is not affiliated with such persons), we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such an initial business combination is fair to our Company from a financial point of view;

•
if a stockholder vote on our initial business combination is not required by applicable law or stock exchange rules and we do not decide to hold a stockholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule
13e-4
and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the our Exchange Act or our listing on Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

•	our initial business combination must be approved by a majority of our independent directors;

•
our initial business combination must occur with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting fees and taxes payable on income earned in the trust account) at the time of our signing a definitive agreement in connection with our initial business combination;

•
if our stockholders approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon such approval at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then-outstanding public shares; and

•	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions.

PART I

Competition
If we do not consummate our proposed initial business combination with Senti, in identifying, evaluating and selecting another target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation may give others with greater resources an advantage in pursuing a business combination with a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us to complete our initial business combination (including the proposed business combination with Senti) and may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating another initial business combination, should the proposed initial business combination with Senti not be consummated.
Employees
We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination (including the proposed initial business combination with Senti). The amount of time they will devote in any time period will vary based on the stage of the initial business combination process we are in. We do not intend to have any other full- or part-time employees prior to the completion of our initial business combination.
Website
Our website address is https://www.dspc.bio. Information contained on our website is not part of this Annual Report.
Our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at https://www.sec.gov.
Periodic Reporting and Financial Information
We have registered our Class A Common Stock under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of Senti as part of the proxy solicitation materials sent to stockholders in the Registration Statement to assist them in assessing Senti’s business and the proposed initial business combination described in this Annual Report and in our Form
8-K
filed with the SEC on December 20, 2021. These financial statements will be prepared in accordance with GAAP and audited in accordance with the standards of the PCAOB.

PART I

Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with all other information contained in this Annual Report, including the consolidated financial statements, before making a decision to invest in our securities. This Annual Report contains forward looking statements that involve risks and uncertainties. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected and could differ materially from those anticipated in the forward looking statements. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Although we have entered into the Business Combination Agreement and currently intend to consummate our initial business combination with Senti (as discussed in “Part I, Item 1. Business” of this Annual report), we have not yet consummated the proposed business combination. Accordingly, many of the risks set forth below are relevant to the consummation of our proposed initial business combination with Senti, and certain risks will be relevant if, for any reason, we do not consummate our proposed business combination with Senti and are required to seek a new target business with which to consummate our initial business combination. You should therefore carefully consider all of the risks described below, despite the fact that we currently intend to consummate our initial business combination with Senti.
Summary Risk Factors
The risk factors set forth below represent a summary of some of the principal risk factors which potential investors in our securities should be aware of. Although each of these risks is important, this list is not and is not intended to be a substitute for investors reviewing all of the information in this Annual Report, including all risk factors which follow this summary.

•
Our public stockholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our sponsor and each of our officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination will be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our special purpose acquisition company structure, limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances.

•
If the proceeds from our initial public offering and the sale of the private placement shares that are not held in the trust account are insufficient, it could limit the amount available to fund our search for another target business or businesses (if our proposed initial business combination with Senti is not consummated) and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination (if required), to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•
Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

•
If we have not completed an initial business combination within 24 months from the closing of our initial public offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their public shares.

•	Our letter agreement with our sponsor, officers and directors may be amended without stockholder approval.

•
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

•	Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.

•	We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

•
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

•
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

•
We are not required to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions and, consequently, you may have no assurance from an independent source that the price we are paying for a target business (including Senti) is fair to our company from a financial point of view.

•
We may issue additional shares of Class A Common Stock or preferred stock to complete our initial business combination (as is the case for our proposed initial business combination with Senti) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our public stockholders and likely present other risks.

•
Unlike many other similarly structured blank check companies, our initial stockholders may receive additional shares of Class A Common Stock if we issue shares to consummate an initial business combination.

•
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders, which may raise potential conflicts of interest.

•
Since our sponsor and its investors and our directors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

•
We may complete one business combination which will cause us to be solely dependent on a single business (such as Senti) which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

•
We may attempt to complete our initial business combination with a private company (such as Senti) about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

•
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business (including Senti), which could compel us to restructure or abandon a particular business combination.

•
Holders of our public shares will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our sponsor will have certain rights to designate individuals for nomination for election as directors.

•
Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	We may issue shares to investors in connection with our initial business combination at a price that is less than the prevailing market price for our Class A Common Stock.

•	Our management team may not have control of a target business after our initial business combination.

•
We may have a limited ability to assess the management of a prospective target business and, as a result, this may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our public stockholders’ investment in us.

•
If we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti), we may be unable to obtain U.S. or foreign regulatory approval for our future product candidates following our initial business combination and, as a result, may be unable to commercialize our future product candidates.

•
If we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti), we may be unable to obtain, maintain and enforce intellectual property protection for our current or future products, or if the scope of our intellectual property protection is not sufficiently broad, our ability to commercialize our future products successfully and to compete effectively may be materially adversely affected.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

•
The nominal purchase price paid by our sponsor for the Founder Shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s Founder Shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A Common Stock to materially decline.

•
Our management recently concluded that our disclosure controls and procedures were not effective. The identified material weakness in internal control over financial reporting, which was solely related to our accounting for complex financial instruments, resulted in the restatement of the Company’s audited financial statements as of May 28, 2021 and its unaudited financial statements as of and for the periods ended June 30, 2021 and September 30, 2021. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•
Since only holders of our Class B common stock will have the right to vote on the election of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

•	An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

•	We may face risks related to the life sciences and related industries.
Risks Relating to Our Search For and Consummation of, or Inability to Consummate, a Business Combination
Our public stockholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
Although we currently intend to hold a stockholder vote to approve our proposed initial business combination with Senti (as described in “Part I, Item 1. Business” of this Annual Report), we may, in certain circumstances, choose to not hold a stockholder vote to approve another proposed initial business combination (if any) unless that business combination would require stockholder approval under applicable law or stock exchange listing requirements. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares as consideration in any business combination (as is the case for our proposed initial business combination with Senti). Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination (including the proposed business combination with Senti) or will allow public stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.
If we seek stockholder approval of our initial business combination, our sponsor and each of our officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to a letter agreement, our sponsor and each of our officers and directors have agreed to vote their Founder Shares, private placement shares and public shares held by them in favor of our initial business combination. As a result, assuming all outstanding shares are voted, in addition to the Founder Shares and private placement shares, we would need only 8,267,251, or approximately 35.9%, of the 23,000,000 public shares sold in the initial public offering to be voted in favor of our initial business combination in

PART I

order to have it approved. Assuming only the minimum number of shares representing a quorum are voted, in addition to the Founder Shares and the private placement shares, we would need only 900,876, or approximately 3.9%, of the 23,000,000 public shares to be voted in favor of an initial business combination in order to have it approved. Our sponsor, our officers and directors own shares representing approximately 21.9% of our outstanding shares of common stock as at the date of this Annual Report. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor, our officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential initial business combination may be the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
You may not be provided with an opportunity to evaluate the specific merits or risks of our proposed initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.
If we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in the tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash (as is the case with our proposed initial business combination with Senti). If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination after payment of deferred underwriting commissions, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemptions and the related business combination and may instead search for an alternative target with which to consummate our initial business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.
In the case of our proposed initial business combination with Senti, we have entered into non-redemption agreements with certain of our public stockholders pursuant to which, among other things, they have agreed, subject to certain limitations, to not elect to redeem their public shares in connection with the proposed business combination. These commitments from these public stockholders help us to satisfy the minimum cash condition in the Business Combination Agreement.
Please refer to “Part I, Item 1. Business” of this Annual Report for a discussion of some of the conditions to closing included within the Business Combination Agreement with Senti. Please refer to Note 1 in the Notes to Consolidated Financial Statements of this Annual Report for further information regarding the non-redemption agreements we have entered into in connection with our proposed initial business combination with Senti.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination (including the Business Combination Agreement), we will not (and in the case of the Business Combination Agreement, did not) know how many stockholders may exercise their redemption rights, and therefore, we need to structure any proposed business combination transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount

PART I

of cash at closing (as is the case for our proposed business combination with Senti), we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. In the case of our proposed initial business combination with Senti, however, as noted above, certain of our public stockholders have entered into non-redemption agreements to help us satisfy the minimum cash condition in the Business Combination Agreement. Raising additional third-party financing, if required, may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of our Class B common stock result in the issuance of shares of Class A Common Stock on a greater than one-to-one
basis upon conversion of our Class B common stock at the time of our initial business combination.
The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to public stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share
value of public shares held by
non-redeeming
public stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination will be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing (as is the case for our proposed business combination with Senti), the probability that our initial business combination would be unsuccessful is increased. In the case of our proposed initial business combination with Senti, however, as noted above, certain of our public stockholders have entered into non-redemption agreements to help us satisfy the minimum cash condition in the Business Combination Agreement. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

PART I

Our search for a business combination, and any target business with which we ultimately consummate a business combination (including Senti), may be materially adversely affected by the ongoing coronavirus
(COVID-19)
outbreak or any future pandemic and the status of debt and equity markets.
Since December 2019, a novel strain of coronavirus that causes
COVID-19
has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID- 19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020, the World Health Organization characterized the
COVID-19
outbreak as a “pandemic.” The
COVID-19
pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination (including Senti) may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel or limit the ability to have meetings with potential investors or the target company’s personnel, if vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if
COVID-19
causes a prolonged economic downturn. The effects of the COVID- 19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.
The extent to which
COVID-19
ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of
COVID-19
and actions to contain the virus or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination (including Senti), may be materially adversely affected.
In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be adversely impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being available on terms acceptable to us or at all.
If we seek or complete an initial business combination with a business in the life sciences subsector or related industries (including Senti), we may face
COVID-19
or other pandemic related risk that are specific to such companies.
The life sciences sector faces specific requirements such as access to labs, involving unique reagents and equipment, which can be adversely impacted by
COVID-19
or other pandemics. Access and cost can be adversely impacted, and if a company cannot access critical reagents or provide support and services, this can adversely impact product development or commercialization in the life sciences subsector and related industries. Further, crucial talent and employees may be more difficult to access due to pandemic-related and/or remote working conditions. In addition, a pandemic could limit our ability to access data on-premises.
These risks may also adversely impact our ability to engage in due diligence and successfully complete an initial business combination.
We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest

PART I

earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors.
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase public shares from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A Common Stock.
If we seek stockholder approval of our initial business combination (including our proposed initial business combination with Senti) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so (and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions). None of the funds in the trust account will be used to purchase public shares in such transactions (if any).
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination (as is the case for our proposed business combination with Senti), where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of an initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A Common Stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, as applicable, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a public stockholder fails to receive our tender offer or proxy materials, as applicable, such public stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our

PART I

public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a public stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement shares were (and remain) intended to be used to complete an initial business combination with a target business that had not been identified at the time of our initial public offering, we may be deemed to be a “blank check” company under United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement shares and filed a Current Report on Form
8-K,
including an audited balance sheet, demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors in our securities are not afforded the benefits or protections of those rules. Among other things, this meant our shares were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our public shares without our prior consent, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict public stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find another target (should our proposed initial business combination with Senti not be consummated) or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available for us to consummate an initial business combination with.

PART I

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination (including in respect of another target if our proposed business combination with Senti is not consummated) and may result in our inability to consummate an initial business combination on terms favorable to our investors or at all.
Because of our special purpose acquisition company structure, limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances.
If our proposed business combination with Senti is not consummated and we are required to seek another target business for a potential business combination, then we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for any public shares which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors.

PART I

If the proceeds from our initial public offering and the sale of the private placement shares that are not held in the trust account are insufficient to allow us to operate for at least 24 months from the date of those offerings, we may be unable to complete our initial business combination, in which case, our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months following the consummation of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for this period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of them to pay fees to consultants to assist us with our search for a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors.
If the proceeds from our initial public offering and the sale of the private placement shares that are not held in the trust account are insufficient, it could limit the amount available to fund our search for another target business or businesses (if our proposed initial business combination with Senti is not consummated) and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination (if required), to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
As of December 31, 2021, we have $889,323 available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, officers or directors, nor any of their affiliates, is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, or an affiliate of our sponsor, or our officers and directors, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we require but are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account,

PART I

our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make any acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue (although Senti has, via the Business Combination Agreement, executed such a waiver). Marcum, our independent registered public accounting firm, and the underwriter of our initial public offering, have not executed agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share, and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust account assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

PART I

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.
Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account, or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.
The net proceeds of our initial public offering and certain proceeds from the sale of the private placement shares, in the amount of $230,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay franchise and income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $230,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

PART I

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by public stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our public stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our public stockholders and the per-share
amount that would otherwise be received by our public stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our public stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order to not be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

PART I

We do not believe that principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7,
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement with the trustee of the trust account (the “trust agreement”), the trustee is not permitted to invest in other securities or assets. By restricting the investment of the funds in the trust account to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination, within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account, or less than such amount in certain circumstances.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.
Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate another business combination (if required, should our proposed initial business combination with Senti not be consummated) or complete our initial business combination.
If we have not completed an initial business combination within 24 months from the closing of our initial public offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.
If we have not completed an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public

PART I

stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their public shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 24 th
month after the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are and have been limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our public stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

PART I

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Our letter agreement with our sponsor, officers and directors may be amended without stockholder approval.
Our letter agreement with our sponsor, officers and directors contains provisions relating, among other things, to transfer restrictions on our Founder Shares and private placement shares, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without stockholder approval and, pursuant to the sponsor support agreement described in our Current Report on Form
8-K
filed with the SEC on December 20, 2021 (the form of which is annexed to the Business Combination agreement), such letter agreement has been amended in connection with our proposed initial business combination with Senti. It is possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, may choose to approve one or more further amendments to this letter agreement. Any such amendments to the letter agreement do not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the Class A Common Stock into which Founder Shares are convertible and the private placement shares. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial stockholders or their permitted transferees are registered for resale.
Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.
If we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine (including those of Senti, should our proposed initial business combination be consummated). For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our

PART I

shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination (including our proposed initial business combination with Senti) could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.
Although we intend to focus on identifying companies focusing on the life sciences subsector and related industries, we will, if our proposed business combination with Senti is not consummated, consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company or we are unable to identify a suitable candidate in this sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management team will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our shares will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors associated with such an initial business combination. Accordingly, any public stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash (as is the case for our proposed initial business combination with Senti). In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors.

PART I

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions and, consequently, you may have no assurance from an independent source that the price we are paying for a target business (including Senti) is fair to our company from a financial point of view.
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors (although Senti is not affiliated with our sponsor, officers or directors). In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community.
We may issue additional shares of Class A Common Stock or preferred stock to complete our initial business combination (as is the case for our proposed initial business combination with Senti) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our public stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B common stock and 1,000,000 shares of preferred stock. As of December 31, 2021, there are 76,284,500 and 4,250,000 authorized but unissued shares of Class A Common Stock and Class B common stock, respectively, available for issuance, which amounts do not take into account the shares of Class A Common Stock reserved for issuance upon conversion of shares Class B common stock and the corresponding reduction in shares of Class B common stock which would occur upon such conversion. As of December 31, 2021, there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A Common Stock initially at a one-for-one
ratio but subject to adjustment as set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Class A Common Stock or equity-linked securities related to our initial business combination (however, it should be noted that in connection with our proposed initial business combination with Senti, the sponsor has waived its right for this conversion ratio to be adjusted in such a manner). Shares of Class B common stock are also convertible at the option of the holder at any time.

PART I

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (as is the case for our proposed initial business combination with Senti) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation (although, as noted above, in connection with our proposed initial business combination with Senti, the sponsor has waived its right for this conversion ratio to be adjusted in such a manner). However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account, or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our sponsor and each of our officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares.
The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our public shares;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Class A Common Stock.
Unlike many other similarly structured blank check companies, our initial stockholders may receive additional shares of Class A Common Stock if we issue shares to consummate an initial business combination.
The Class B common stock will automatically convert into Class A Common Stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which Class B common stock shall convert into Class A Common Stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, as the sponsor has in the case of our proposed initial business combination with Senti) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of our initial public offering (excluding the private placement shares), plus (ii) all shares of Class A Common Stock issued or issuable (upon the conversion or exercise of any equity-linked securities or otherwise) by the Company in connection with the initial business combination (excluding any shares of Class A Common Stock or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private

PART I

placement shares issued to our sponsor, officers or directors upon conversion of working capital loans to the Company). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination (including our proposed initial business combination with Senti), the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-
share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders, which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated (although Senti is not affiliated with our sponsor, our officers or directors). Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any such affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of an initial business combination with such an affiliate may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.

PART I

Since our sponsor and its investors and our directors will lose their entire at-risk
investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On March 8, 2021, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share (i.e. the Founder Shares). The number of shares of Class B common stock issued was determined based on the expectation that such shares of Class B common stock would represent 20% of the outstanding shares of common stock after our initial public offering (excluding the private placement shares). All of these Founder Shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 715,500 private placement shares at a price of $10.00 per share ($7,155,000 in the aggregate) at the time of our initial public offering, which will also be worthless if we do not complete an initial business combination.
Our sponsor and each of our officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote their Founder Shares and any public shares or private placement shares owned by them in favor of any proposed initial business combination (including our proposed initial business combination with Senti) and to waive their redemption rights with respect to such shares in connection with (i) the completion of our initial business combination, and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of our business following the initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.
As such, no issuance of debt will affect the
per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

PART I

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may complete one business combination which will cause us to be solely dependent on a single business (such as Senti) which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
Of the net proceeds from our initial public offering and the sale of the private placement shares, $230,000,000, will be available to complete our initial business combination and to pay related fees and expenses (which includes up to $7,050,000 for the payment of deferred underwriting fees), assuming no redemptions from the trust.
We may effectuate our initial business combination with a single target business or multiple target businesses concurrently or within a short period of time (as at the date of this Annual Report, we only intend to effectuate a business combination with a single target business, Senti). However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity (such as Senti), our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we have focused and, should we be required to seek another target business if our proposed business combination with Senti is not consummated, intend to focus, our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business (such as Senti), property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

PART I

We may attempt to concurrently complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
As at the date of this Annual Report, we only intend to effectuate a business combination with a single target business, Senti. If, however, we determine to concurrently acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company (such as Senti) about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company, such as Senti. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting fees (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination (as is the case for our proposed business combination with Senti). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their public shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any public shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of “business combination,” increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination, in order to effectuate our initial business combination.

PART I

The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds from our initial public offering and the private placement of shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described therein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders beneficially own approximately 21.9% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which not all of our stockholders agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor and each of our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering ,or (ii) with respect to any material provision relating to public stockholders’ rights, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account (including interest earned on the funds held in the trust account and not previously released to the Company to pay taxes, if any), divided by the number of then-outstanding public shares. Persons who are not party to, or third-party beneficiaries of, this agreement will not have the ability to pursue remedies against our sponsor or any of our officers or directors for any breach of this agreement. As a result, in the event of a breach, such persons would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business (including Senti), which could compel us to restructure or abandon a particular business combination.

PART I

We may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement shares. As a result, we may be required to seek additional financing to complete such proposed initial business combination (as is the case for our proposed initial business combination with Senti). We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of our available funds outside the trust account in search of a target business, the obligation to repurchase for cash a significant number of public shares from public stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances, our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.
Holders of our public shares will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our sponsor will have certain rights to designate individuals for nomination for election as directors.
Prior to our initial business combination, only holders of our Class B common stock will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B common stock may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of the Company prior to the consummation of an initial business combination.
Further, pursuant to a registration and stockholder rights agreement, upon consummation of an initial business combination, our sponsor will be entitled to designate three individuals for nomination for election to our board of directors, subject to modification based on the terms of our initial business combination (under the Business Combination Agreement, which will give effect to our proposed initial business combination with Senti, our sponsor has the right to nominate two directors) and as long as the sponsor holds any securities covered by the registration and stockholder rights agreement. This may result in our sponsor having significant control over our business.
Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own shares representing 21.9% of our issued and outstanding shares of common stock. In addition, the Class B common stock, all of which are held by our initial stockholders, entitle the holders to appoint all of our directors prior to our initial business combination. Holders of our public shares have no right to vote on the appointment of directors during such time.

PART I

As a result of their substantial ownership in our Company, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.
We may issue shares to investors in connection with our initial business combination at a price that is less than the prevailing market price for our Class A Common Stock.
In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called “PIPE transactions”) at a price of $10.00 per share or which approximates the per-share amount in our trust account at such time (as is the case for our proposed initial business combination with Senti). The purpose of such issuances will be to, among other things, provide sufficient working capital to the post-business combination entity. Depending upon the prevailing market price for our Class A Common Stock, the price of any shares we issue may be less, and potentially significantly less, than such price at the time of issuance.
Risks Relating to the Post-Business Combination Company
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may be present inside a particular target business (including Senti), that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other financial or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance our initial business combination. Accordingly, any public stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.
Our management team may not have control of a target business after our initial business combination.

PART I

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination (as is the case, in each case, for our proposed initial business combination with Senti). In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the target’s stock than we initially acquired. Accordingly, this may make it more likely that our management team will not have control of the target business. We cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may have a limited ability to assess the management of a prospective target business and, as a result, this may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our public stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any public stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such public stockholders are unlikely to have a remedy for such reduction in value.
If we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti), we may be unable to obtain U.S. or foreign regulatory approval for our future product candidates following our initial business combination and, as a result, may be unable to commercialize our future product candidates.
The time required to obtain approval by the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a future product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and requires additional preclinical, clinical, or other studies. If we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti), it is possible that none of our product candidates we may seek to develop in the future will ever obtain regulatory approval.

PART I

If we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti), coverage and reimbursement decisions by third party payors may have an adverse effect on pricing and market acceptance. If reimbursement is not available or is not sufficient for our products following a business combination in such industries, it is less likely that our products will be widely used.
Even if we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti) and our future product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Third-party payors, such as government healthcare programs, private health insurers and health maintenance organizations, decide what therapies they will cover and establish the level of reimbursement for such therapies. We cannot be certain that coverage and reimbursement will be available or adequate for any products that we develop following a business combination with a business in the life sciences subsector or related industries (including Senti). If coverage and adequate reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our future product candidates, if approved.
Businesses in the life sciences subsector and related industries (including Senti) may face significant delays in obtaining coverage and reimbursement for newly approved therapies, and coverage may be more limited than the purposes for which the therapy is approved by the FDA, EMA or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a therapy will be paid for in all cases or at a rate that is commensurate with our product pricing that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new therapies, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the therapy and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost therapies and may be incorporated into existing payments for other services. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Net prices for therapies may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future change to laws that presently restrict imports of therapies from countries where they may be sold at lower prices than in the United States. Following a business combination with a business in the life sciences subsector or related industries (including Senti), our inability to promptly obtain coverage and adequate reimbursement from third-party payors, including both government-funded and private payors, for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
If we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti), we may be unable to obtain, maintain and enforce intellectual property protection for our current or future products, or if the scope of our intellectual property protection is not sufficiently broad, our ability to commercialize our future products successfully and to compete effectively may be materially adversely affected.
Our success in an initial business combination with a business in the life sciences subsector or related industries (including Senti) will depend on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our current and future proprietary products. Businesses in the life sciences subsector and related industries rely upon a combination of patents and trade secret protection to protect the intellectual property related to their technology, manufacturing processes, and products. If we complete an initial business combination in such industries, our commercial success will depend in part on obtaining and maintaining patent and trade secret protection of our current and future products, if any, and the methods used to manufacture them, as well as successfully defending such patents and trade secrets against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products would depend upon the extent to which we have rights under valid and enforceable patents and other intellectual property that covers these activities.

PART I

If we complete our initial business combination with a business in the life sciences subsector or related industries (including Senti), we may be subject to U.S. foreign investment regulations which may impose additional burdens on or may limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors.
The U.S. Department of Treasury issued final regulations implementing the Foreign Investment Risk Review Modernization Act (FIRRMA) in 2020. FIRRMA expands the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS) to include certain direct or indirect foreign investments in a defined category of U.S. companies, including companies involved in critical infrastructure and critical technologies. Among other things, FIRRMA empowers CFIUS to require certain mandatory filings in connection with certain foreign investments in U.S. companies and permits CFIUS to charge filing fees related to such filings. Such filings are subject to review by CFIUS, which will have the authority to recommend that the U.S. President block or impose conditions on certain foreign investments in companies subject to CFIUS’s oversight. If we complete our initial business combination with a business in the life sciences subsector or related industries, any such restrictions on the ability of foreign investors to invest in the Company could limit our ability to engage in strategic transactions that may benefit our stockholders, including a change of control transaction, and may prevent our stockholders from receiving a premium for their shares of our common stock in connection with a change of control, and could also affect the price that some investors are willing to pay for our common stock.
Risks Relating to Our Management Team
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business (including Senti), however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination target’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination target’s management team (including Senti’s management team) will remain associated with the Company following our initial business combination, it is possible that members of the management of an initial business combination target will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals, in particular our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

PART I

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-
pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket
expenses, if any, following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket
expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place concurrently with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket
expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business for our initial business combination. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for and consummation of an initial business combination and their other businesses. Each of our officers and directors is engaged in other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.
There could be overlap between companies that would be suitable for a business combination with us and companies that present an attractive investment opportunity for our directors or officers and other entities with which they currently are or may in the future be affiliated.

PART I

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and provided the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so (and Senti is not affiliated with our sponsor, directors or officers). We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
Risks Relating to Our Securities
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our shares of Class A Common Stock are currently listed on Nasdaq. Although we expect to continue to meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

PART I

For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot
holders of our unrestricted securities (with at least 50% of such round-lot
holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Common Stock is listed on Nasdaq, shares of our Class A Common Stock will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
The nominal purchase price paid by our sponsor for the Founder Shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s Founder Shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A Common Stock to materially decline.
Our sponsor invested an aggregate of $7,180,000 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the Founder Shares and the $7,155,000 purchase price for the private placement shares. We offered shares of our Class A Common Stock to the public at an offering price of $10.00 per share in our initial public offering, and the amount in our trust account was initially $10.00 per public share, implying an initial value of $10.00 per public share. However, because the sponsor paid only a nominal purchase price of approximately $0.004 per share for the Founder Shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of our sponsor’s Founder Shares into shares of Class A Common Stock upon our completion of an initial business combination.
The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one share of Class A Common Stock upon the completion of our initial business combination. The following table assumes that (i) our valuation is $230,000,000 (which is the amount we initially deposited into the

PART I

trust account following our initial public offering), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all Founder Shares are held by our sponsor upon completion of our initial business combination,
3
and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public shares and private placement shares, (ii) the trading price of our public shares, (iii) the initial business combination transaction costs (including payment of $7,050,000 of deferred underwriting fees), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A Common Stock held by public stockholders	23,000,000
Class A Common Stock held by our sponsor	715,500
Class B common stock held by our sponsor	5,750,000
Total common stock	29,465,500
Total funds in trust account available for initial business combination	$230,000,000.00
Public stockholders’ investment per share of Class A Common Stock.	$10.00
Our sponsor’s total investment per share of common stock 4	$1.11
Implied value per share of Class A Common Stock upon the initial business combination 5	$7.81
Based on these assumptions, each share of our Class A Common Stock would have an implied value of approximately $7.81 per share upon completion of our initial business combination, representing an approximate 21.9% decrease from the initial implied value of $10.00 per public share. While the implied value of approximately $7.81 per share of Class A Common Stock upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each Founder Share. At approximately $7.81 per share of Class A common stock, the 6,465,500 shares of Class A common stock that the sponsor would own upon completion of our initial business combination (after automatic conversion of the sponsor’s 5,750,000 Founder Shares) would have an aggregate implied value of approximately $50,495,555. As a result, even if the trading price of our Class A Common Stock significantly declines, the value of the Founder Shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our Company even if the trading price of our Class A Common Stock after the initial business combination is as low as $1.11 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its shares of Class A Common Stock, even if the trading price of our Class A Common Stock declines significantly after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.
General risk factors
Our management recently concluded that our disclosure controls and procedures were not effective. The identified material weakness in internal control over financial reporting, which was solely related to our accounting for complex financial instruments, resulted in the restatement of the Company’s audited financial statements as of May 28, 2021 and its unaudited financial statements as of and for the periods ended June 30, 2021 and September 30, 2021. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
Management concluded that it was appropriate to restate our previously issued audited balance sheet as of May 28, 2021, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021, our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021, and our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021, in each case, due to an error in presentation of a portion of Class A common stock subject to redemption as permanent equity. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We are taking steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.
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
We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses (including our proposed business combination with Senti). We may be unable to complete our initial business combination, and if we fail to complete our initial business combination, we will never generate any operating revenues.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”
As of December 31, 2021, the Company had $889,323 in cash held outside of the trust account and a working capital deficit of $1,984,816. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans, including in connection with our proposed initial business combination with Senti. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital (if required) or to consummate an initial business combination (including the proposed initial business combination with Senti) will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to continue as a going concern.

3
In connection with the non-redemption agreements entered into with certain public stockholders relating to our proposed initial business combination with Senti, the sponsor would, if that business combination was consummated, forfeit certain of these Founder Shares and we would issue an equivalent number of shares of Class A Common Stock to such public stockholders. This potential forfeiture is not reflected in the example scenario above. Please see Note 1 in the Notes to Consolidated Financial Statements of this Annual Report for further information regarding the non-redemption agreements we have entered into in connection with our proposed initial business combination with Senti.

4	Sponsor’s total investment in the equity of the Company, inclusive of the Founder Shares and the private placement shares, is $7,180,000.
5	All Founder Shares automatically convert into shares of Class A Common Stock upon completion of our initial business combination.

PART I

Past performance by our management team, directors and their respective affiliates may not be indicative of future performance of an investment in the Company or in the future performance of any business we may acquire.
Information regarding performance by, or businesses associated with, our management team, directors and their respective affiliates is presented for informational purposes only. Past performance by our management team, directors and such affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate (including the proposed initial business combination with Senti), or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical performance of our management team and directors or that of their respective affiliates as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. Our management team and directors and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

PART I

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination (including Senti) may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include two-year
director terms, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that, prior to the completion of our initial business combination, only holders of shares of our Class B common stock will have the right to vote in the election of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

PART I

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except, any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of, and consented to, the forum provisions in our amended and restated certificate of incorporation. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our amended and restated of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

PART I

Since only holders of our Class B common stock will have the right to vote on the election of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Only holders of our Class B common stock have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not currently utilize these exemptions and intend to continue to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.
An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our securities may result in uncertain U.S. federal income tax consequences. It is unclear whether the redemption rights with respect to our public shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any dividend we pay would be considered a “qualified dividend” for U.S. federal income tax purposes. Prospective investors in our securities are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our public shares.
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.
We may, in connection with our initial business combination and subject to requisite stockholder approval under Delaware law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction (although this is not contemplated in the case of our proposed initial business combination with Senti). The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to stockholders to pay such taxes.
Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

PART I

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	data privacy;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.
We may face risks related to the life sciences and related industries.
Business combinations with businesses in the life sciences subsector and related industries may involve special considerations and risks. If we complete our initial business combination with a business in such an industry (including Senti), we will be subject to the following risks in addition to those discussed above, any of which could be detrimental to us and the business we acquire:

•	competition could reduce profit margins;

•	failure to maintain and manage supply chains effectively;

•	rapid technological change may lead to competition from unexpected sources; and

PART I

•
the life sciences subsector and related industries are susceptible to significant liability exposure. If liability claims are brought against us following our initial business combination, it could materially adversely affect our operations.

Any of the foregoing could have an adverse impact on our operations following our initial business combination (including our proposed initial business combination with Senti). However, should our proposed business combination with Senti not be consummated, we may seek another target business, and our efforts in identifying prospective target businesses may not be limited to businesses in the life sciences subsector. Accordingly, we may acquire a target business in another industry, and if we do, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which the target business which we acquire operates, none of which can be presently ascertained.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 2875 El Camino Real, Redwood City, CA 94061. Our executive offices are provided to us by our sponsor. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us, any of our subsidiaries or any members of our management team.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock is traded on the Nasdaq Capital Market, or “Nasdaq”, under the symbol “DYNS.”
Holders
As of March 2, 2022 we had 2 holders of record of our Class A Common Stock and 1 holder of record of our Class B common stock.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. We do not currently intend to incur indebtedness in connection with our proposed initial business combination with Senti.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Recent Sales of Unregistered Securities
On March 8, 2021, our sponsor was issued 5,750,000 shares of Class B common stock for an aggregate price of $25,000 (i.e. the Founder Shares). The Founder Shares included an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture by our sponsor to the extent that the over-allotment option held by the underwriter of our initial public offering was not exercised in full or in part, so that our sponsor would own, on an as-converted
basis, 20% of our issued and outstanding shares after our initial public offering (excluding the private placement shares and assuming our sponsor did not purchase any public shares in our initial public offering, which it did not). The underwriter fully exercised the over-allotment option on May 28, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.
Simultaneously with the closing of our initial public offering, we consummated the sale of 715,500 shares of Class A Common Stock (i.e. the private placement shares) at a price of $10.00 per share in a private placement to our sponsor, generating gross proceeds of $7,155,000.
These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as neither issuance involved any public offering of securities.
Use of Proceeds from Registered Offerings
On May 28, 2021, we consummated our initial public offering of 23,000,000 shares of Class A Common Stock, including 3,000,000 shares of Class A Common Stock that were issued pursuant to the underwriter’s exercise, in full, of its over-allotment option, at $10.00 per share, generating gross proceeds of $230,000,000. J.P. Morgan Securities LLC acted as sole underwriter (and therefore, as managing underwriter) of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 255930) which was declared effective by the SEC on May 25, 2021.
Transaction costs related to our initial public offering initially amounted to $13,198,430, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $548,430 of other offering costs. Subsequent to our initial public offering, the underwriter agreed on December 17, 2021 to waive $1,000,000 of its deferred underwriting fees of $8,050,000, thereby reducing those fees to $7,050,000; thus, the transaction costs related to our initial public offering amounted to $12,198,430.

PART II

An amount of $230,000,000 ($10.00 per public share) from the net proceeds of the sale of the public shares in our initial public offering and the sale of the private placement shares was placed in the trust account.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
This item is not applicable as we are a smaller reporting company.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto, which are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Cautionary Note Regarding Forward Looking Statements
This Annual Report includes “forward looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to “Cautionary Note Regarding Forward Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at https://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We expect to continue to incur significant costs in the pursuit of our initial business combination, including our proposed initial business combination with Senti. We cannot assure you that our plans to complete our initial business combination, including our proposed initial business combination with Senti, will be successful.
Recent Developments
On December 19, 2021, we entered into the Business Combination Agreement with Merger Sub and Senti. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company. Upon the Closing, the Company will change its name to “Senti Biosciences, Inc.” and its ticker symbol on the Nasdaq Capital Market is expected to change to “SNTI.”
The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Senti. We intend to effectuate our proposed initial business combination with Senti using a combination of cash from the proceeds of our initial public offering (and the concurrent private placement of shares to our sponsor), the proceeds of the sale of our shares to private investors in connection with our initial business combination and shares issued to the current owners of Senti.
For further information regarding the Business Combination Agreement and our proposed initial business combination with Senti, please refer to “Part I, Item 1. Business” of this Annual Report and the Current Report on Form
8-K
announcing the proposed business combination, which was filed with the SEC on December 20, 2021.

PART II

Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 1, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, and, after our initial public offering, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with Senti, which we anticipate will give effect to our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held following our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) and we incurred expenses for due diligence in connection with identifying Senti as the target company for our initial business combination.
For the period from March 1, 2021 (inception) through December 31, 2021, we had a net loss of $3,857,088, which resulted from operating and formation costs of $3,702,033 and franchise tax expense of $163,839, partially offset by interest and dividend income on investments in the trust account of $8,784.
Liquidity and Capital Resources
On May 28, 2021, we consummated our initial public offering of 23,000,000 shares of Class A Common Stock, including 3,000,000 public shares that were issued pursuant to the underwriter’s exercise, in full, of its over-allotment option, at $10.00 per share, generating gross proceeds of $230,000,000.
Simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 715,500 shares of Class A Common Stock at a price of $10.00 per share (i.e. the private placement shares), generating gross proceeds of $7,155,000. A portion of the proceeds from the sale of the private placement shares was added to the net proceeds from our initial public offering held in the trust account. If we do not complete our initial business combination within 24 months of the closing of our initial public offering, the proceeds from the sale of the private placement shares held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law).
For the period from March 1, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,142,247, which was due to our net loss of $3,857,088, and non-cash
interest and dividend income on investments held in the trust account, partially offset by changes in working capital of $2,723,625.
For the period from March 1, 2021 (inception) through December 31, 2021, net cash used in investing activities of $230,000,000 was the result of the amount of net proceeds from the initial public offering and the sale of the private placement shares being deposited into the trust account.
Net cash provided by financing activities for the period from March 1, 2021 (inception) through December 31, 2021 of $232,031,570 was comprised of $225,400,000 in proceeds from the issuance of shares in the initial public offering, net of underwriter’s discount paid, $7,155,000 in proceeds from the issuance of the private placement shares to our sponsor, and proceeds from the issuance of a promissory note to our sponsor of $250,000, offset by the payment of $523,430 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our sponsor of $250,000.

PART II

As of December 31, 2021, we had cash of $889,323 held outside the trust account. We intend to use the funds held outside the trust account primarily to complete our proposed initial business combination with Senti.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting fees), to complete our initial business combination with Senti. We may withdraw interest income (if any) to pay franchise and income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amount held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining amount held in the trust account will be used as working capital to finance the operations of Senti, to make other acquisitions and to pursue our growth strategies.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business while our initial business combination with Senti is completed. However, if our estimates of the costs of operating our business during this period are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with our proposed initial business combination with Senti, our sponsor, or an affiliate of our sponsor, or certain of our officers or directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans, if made, may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, affiliates of our sponsor or our officers or directors as we do not believe third parties would be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
You should note that our independent registered public accounting firm’s report ( which is set forth in this Report) contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
Contractual Obligations
Underwriting Agreement
In connection with our initial public offering, the Company granted the underwriter a
45-day
option to purchase up to 3,000,000 additional shares of Class A Common Stock to cover over-allotments at the initial public offering price, less the underwriting discounts and fees. The underwriter exercised its over-allotment option in full on May 28, 2021.
The underwriter was paid a cash underwriting fee of $0.20 per share, or $4,600,000 in the aggregate, upon the closing of our initial public offering. In addition, approximately $0.306 per share, or $7,050,000 in the aggregate, may be payable to the underwriter for deferred underwriting fees (this amount having being reduced from $8,050,000 by $1,000,000 by agreement with the underwriter on December 17, 2021). The deferred underwriting fee will become payable to the underwriter from the amount held in the trust account solely in the event that the Company completes its initial business combination, subject to the terms of the underwriting agreement.
Financial Advisor Agreement
On December 16, 2021, the Company entered into an agreement (the “Financial Advisor Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) for financial advisory services in connection with our potential initial business combination with Senti, which services Morgan Stanley had been engaged to provide, and which services Morgan Stanley had provided, since August 4, 2021. The Financial Advisor Agreement shall terminate automatically on December 16, 2022 unless terminated earlier, with or without cause, by either the Company or Morgan Stanley. The Company will pay Morgan Stanley a fee of $1,000,000 upon the consummation of our proposed initial business combination with Senti.
Placement Agent Agreement
On September 21, 2021, the Company entered into an agreement (the “Placement Agent Agreement”) with Morgan Stanley, J.P. Morgan Securities LLC and BofA Securities, Inc. (together, the “Placement Agents”) for services in connection with the placement of shares of our Class A Common Stock to certain private investors which is anticipated to occur concurrently with the completion our potential initial business combination with Senti. The Placement Agent Agreement shall terminate automatically on August 28, 2022 unless terminated earlier, with or without cause, by either the Company or any Placement Agent (as to itself only). The Company will pay to the Placement Agents a total fee equal to 4.0% of the aggregate price at which the shares of our Class A Common Stock are sold to the private investors, which fee shall be payable upon the consummation of the placement of the shares. Each of the Placement Agents will receive 33.3% of the fee.
Registration Rights
The holders of the Founder Shares, private placement shares and any Class A Common Stock issuable upon conversion of any working capital loans from our sponsor, officers or directors have registration rights pursuant to a registration and stockholder rights agreement signed in connection with our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
In addition, it is anticipated that each signatory to the investor rights agreement to be entered into at Closing, other than the Company, will be granted certain registration rights with respect to their respective shares of Class A Common Stock.
Business Combination
Agreement As set forth in “Part I, Item 1. Business” of this Report, we have entered into the Business Combination Agreement with Merger Sub and Senti pursuant to which, among other things, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company. We have also entered into various ancillary transaction documents to give effect to the Merger, which are described throughout this Report.

PART II

Critical Accounting Policies
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies
:
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
. Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet. Immediately upon the closing of the initial public offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Common Stock subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on our consolidated financial statements for the fiscal year ended December 31, 2021.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable as we are a smaller reporting company.

PART II

Item 8. Financial Statements and Supplementary Data.
This information appears following Item 16 of this Form
10-K
and is incorporated herein by reference
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 10, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in
Rules 13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of September 30, 2021 or during part of the quarter ending December 31, 2021.
Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As noted above, the identification of this material weakness resulted in the restatement of the Company’s audited financial statement as of May 28, 2021 and its unaudited financial statements as of and for the periods ended June 30, 2021 and September 30, 2021.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our prior period financial statements (as discussed above), we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
As of the date of this Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders (other than our sponsor), customers, suppliers or others, pursuant to which any person referred to below was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Omid Farokhzad	52	Executive Chair; Director
Mostafa Ronaghi	53	Chief Executive Officer; Director
Mark Afrasiabi	46	Chief Financial Officer
Rowan Chapman	51	Chief Business Officer
David Epstein	60	Director
Jay Flatley	69	Director
Deep Nishar	53	Director
Omid Farokhzad, M.D.—Executive Chair:
Dr. Farokhzad is a physician-scientist, serial entrepreneur, company founder, company builder, executive and director – across multiple companies and technology platforms. He founded Seer, Inc. (Nasdaq: SEER) in 2017, which advances a transformative proteomics platform, and serves as Founder, CEO and Chair. He previously co-founded
BIND Therapeutics (acquired by Pfizer), Selecta Biosciences, Inc. (Nasdaq: SELB), which is developing a novel antigen-specific tolerance platform for biologics and gene therapy, and Tarveda Therapeutics, Inc., a privately held oncology biotherapeutics company. From September 2004 to February 2018, he was a Professor at Harvard Medical School and a director of the Center for Nanomedicine at Brigham and Women’s Hospital. He has authored over 180 papers and is an inventor on over 200 issued or pending patents. He is a Fellow of the National Academy of Inventors. He is also a recipient of the 2016 Ellis Island Medal of Honor; the 2014 Golden Door Award from the International Institute of New England, for his scientific, societal and economic contributions to America as an immigrant; The Worldview 100 by Scientific American in 2015, which recognized visionaries who shaped biotechnology around the world; the 2013 RUSNANOPRIZE, one of the largest international nanotechnology prizes, for his work on nanomaterial surface modification; and the 2012 Ernst & Young New England Entrepreneur of the Year Award. Dr. Farokhzad holds an MA and M.D. from Boston University and an MBA from MIT Sloan School of Management.
Mostafa Ronaghi, Ph.D.—Chief Executive Officer
 & Director:
Dr. Ronaghi is a scientist-entrepreneur, inventor, investor, company-founder, executive and director. Most recently, he was Chief Technology Officer, Senior Vice President and member of the Executive Leadership Team at Illumina, Inc. (Nasdaq: ILMN) from 2008 to 2021. While at Illumina, in 2016, Dr. Ronaghi co-founded
GRAIL, a
next-gen
liquid biopsy platform for cancer detection. He also started Illumina’s Research & Technology Development group, and co-founded
the Illumina Accelerator Program in 2014, one of the most successful accelerator programs in the industry, which coached and invested in more than 50 start-ups,
achieving one of the highest success rates for securing external institutional funding. Prior to Illumina, Dr. Ronaghi was Principal Investigator at the Stanford Genome Technology Center from 1999 to 2008. Throughout his prolific career, Dr. Ronaghi co-founded
several other companies, including Pyrosequencing AB (founded in 1997; IPO in 2000 in Stockholm), which focused on sequencing-by-synthesis
technology (which was the first
next-gen
sequencing technology, and laid the groundwork for the leading technology developed by Illumina). He then co-founded
ParAllele Biosciences in 2001, which was acquired by Affymetrix in 2005, which developed a first-of-its-kind
technology for

PART III

highly multiplex genotyping (used by the international Hapmap project to identify genetic variations across different population and diseases). He co-founded
NextBio in 2004 (acquired by Illumina in 2013), where he developed a software platform to analyze molecular biological data. He also co-founded
Avantome in 2008 (acquired by Illumina in 2008) as a
low-cost
DNA sequencer to democratize sequencing. He has advised and invested in more than 70 companies and is an inventor on over 30 issued and pending patents, as well as authored more than 80 scientific publications. He is also a recipient of the 2015 Ellis Island Medal of Honor. He currently serves as a Board member at Seer (Nasdaq: SEER), 1Health, Clearlabs, and three other private companies. Dr. Ronaghi holds a Ph.D. in Biotechnology from Royal Institute of Technology in Stockholm, and B.Sc in Biomedical Chemistry from University of Kalmar in Sweden.
Mark Afrasiabi, CFA—Chief Financial Officer:
Mr. Afrasiabi was most recently a Partner and
Co-Head
of the Investment Committee at Silver Rock Financial LP, an investment management firm with approximately $3 billion in assets under management, where he was responsible for the healthcare portfolio. Mr. Afrasiabi was at Silver Rock from inception in 2010 to 2021. Previously, from 2006 to 2010, he was a High-Yield Research Analyst (covering healthcare) and Portfolio Manager at PIMCO. Throughout his career, he has invested across the capital structure in all subsectors of healthcare, including pharma, biotech, life sciences tools, facilities, services, payers, health IT, and medical devices, among other subsectors. Prior to his
15-year
investment management career, he worked in investment banking at Lehman Brothers Holdings Inc., and was an Attorney at Irell & Manella LLP. He also served as a Law Clerk on the United States Court of Appeals for the Ninth Circuit (Hon. Richard R. Clifton). Mr. Afrasiabi holds a JD from Harvard Law School and BA in Economics from UCLA, and is a CFA Charterholder.
Rowan Chapman, Ph.D.—Chief Business Officer
: Dr. Chapman is an executive business development leader from start up to Fortune 50 companies, company founder, equity investor and director. She currently serves as an independent director at Natera, Inc. (Nasdaq: NTRA) and two private company boards. She has led the execution of more than 80 partnerships and investments across a variety of healthcare verticals, including life sciences tools, therapeutics, diagnostics, medical devices, vaccines and digital health. Dr. Chapman served as head of Johnson & Johnson Innovation (NYSE: JNJ), Western North America. Australia and New Zealand, from January 2017 to August 2019. Prior to that, she held various roles with General Electric Company (NYSE: GE) from 2012 to 2016, including as Head of Healthcare Investing at GE Ventures where she led the team responsible for the investment portfolio with a particular focus on digital health, data analytics and precision medicine. During that time, she led the creation of three healthcare startups including Evidation Health and Vineti. Dr. Chapman also served as Head of Precision Diagnostics at GE Healthcare, where she was responsible for strategy development to integrate lab services, products, data, informatics and software. Prior to that, she held operational roles in early and growth-stage startups and was a partner at Mohr Davidow Ventures for over 11 years, from 2001 to 2012, gaining extensive experience as an investor, board member or board advisor for a wide variety of technology and data-enabled companies including Adamas (IPO: ADMS), HealthTap, Pacific Biosciences (IPO: PACB), ParAllele Biosciences (acquired: AFFX), Personalis (IPO: PSNL), Sequenta (acquired: ADPT) and Verinata (acquired: ILMN). She was also an early employee at Rosetta Inpharmatics (went public and then acquired by Merck) and Incyte Genomics (Nasdaq: INCY). She is also a co-founder
of Initiate Studios, a life sciences incubator founded in 2020, where she partners with entrepreneurs to launch new healthcare companies. Dr. Chapman holds a Ph.D. in Biochemistry and Molecular Biology and BA in Biochemistry from the University of Cambridge, United Kingdom, and carried out post-doctoral research at UCSF.
David R. Epstein—Independent Director:
Mr. Epstein is the executive partner at Flagship Pioneering and Chairman of Axcella Therapeutics (Nasdaq: AXLA), Rubius Therapeutics, Inc. (Nasdaq: RUBY) and Evelo Biosciences, Inc. (Nasdaq: EVLO), and he is a director of OPY Acquisition Corp. I (Nasdaq: OHAA); he was also previously a director of International Flavors & Fragrances Inc (NYSE: IFF). Mr. Epstein is also a board member at four privately held biotherapeutics companies (Ring Therapeutics, Tarus Therapeutics, Valo Health and Woolsey Pharma). From 2010 to
mid-2016,
he served as CEO of Novartis Pharmaceuticals, a division of Novartis AG. Previously, he started and led Novartis’ Oncology and Molecular Diagnostic units. Under his leadership, Novartis’

PART III

oncology business grew to the second largest in the world. Mr. Epstein has more than 25 years of extensive drug development, deal making, commercialization and leadership experience on a global scale. Over the course of his career, he led the development and commercialization of over 30 new molecular entities, including major breakthroughs such as Glivec
®
, Tasigna
®
, Gilenya
®
, Cosentyx
®
and Entresto
®
. His teams developed three Prix Galien award winners, and he has mentored several CEOs into their roles. In 2015, he was named by FierceBiotech as one of the “25 most influential people in biopharma” in 2015. Early in his career, he was an associate in the strategy practice of consulting firm Booz, Allen and Hamilton. Mr. Epstein holds a BS in pharmacy from Rutgers University College of Pharmacy and an MBA in finance and marketing from Columbia University Graduate School of Business.
Jay Flatley— Independent Director
: Mr. Flatley led Illumina (Nasdaq: ILMN) as CEO from 1999 until 2016, as Executive Chairman through 2019 and served as Chairman of the Board until May 2021. During his tenure as CEO, he took Illumina from $1.3 million in sales in 2000 to $2.2 billion in 2015, representing a compound annual growth rate of 64 percent. Prior to joining Illumina, Mr. Flatley was co-founder,
President, CEO, and a director of Molecular Dynamics, Inc., a Nasdaq-listed life sciences company focused on genetic discovery and analysis, from 1994 until its sale to Amersham Pharmacia Biotech Inc. in 1998. He served in various other positions of increasing responsibility with Molecular Dynamics from 1987 to 1994. Mr. Flatley serves as Acting CEO and Chairman of Zymergen (Nasdaq: ZY), Chairman of Iridia, Inc. (privately held) and a director of Rivian Automotive, Inc. (Nasdaq: RIVN), Coherent, Inc. (Nasdaq: COHR) and Denali Therapeutics, Inc. (Nasdaq: DNLI); he was also previously a director of June Therapeutics (Nasdaq: JUNO). He is also on the Board of Trustees at the Salk Institute, and is Chair of Wellcome Leap, a
US-based
non-profit
organization founded by the Wellcome Trust to accelerate innovations that benefit global health. Mr. Flatley holds a BA in economics from Claremont McKenna College and a BS and MS in industrial engineering from Stanford University.
Deep Nishar— Independent Director
: Mr. Nishar is currently Managing Director at General Catalyst, which he joined in January 2022. He has over 20 years of experience helping build and grow internet and software businesses. Mr. Nishar served as Senior Managing Partner of the SoftBank Vision Fund from June 2015 to December 2021. From January 2009 to October 2014, Mr. Nishar served in various roles with LinkedIn Corporation, most recently as Senior Vice President, Products and User Experience. From August 2003 to January 2009, Mr. Nishar served in various roles with Google Inc. (Nasdaq: GOOGL), most recently as the Senior Director of Products for the Asia-Pacific region. Previously, he was the Founder of enterprise software company, Patkai Networks. He is an inventor on 14 patents, and is a recipient of the Google Founders Award, which is given to employees who made extraordinary contributions to the company. Mr. Nishar currently serves on the board of directors of Seer (Nasdaq: SEER) and Vir Biotechnology, Inc. (Nasdaq: VIR), and previously served on the board of directors of Guardant Health (Nasdaq: GH), Tripadvisor (Nasdaq: TRIP), OPower (NYSE: OPWR), Relay Therapeutics (Nasdaq: RLAY), and Zymergen (Nasdaq: ZY), amongst other companies. Mr. Nishar received his MBA with highest honors (Baker Scholar) from Harvard Business School, his M.SEE from the University of Illinois, Urbana- Champaign, and his B.Tech with honors from the Indian Institute of Technology.
Board Meetings
During our 2021 fiscal year, there were four meetings of our board of directors (separate from audit committee meetings). All of our directors attended at least 75% of the board meetings held during fiscal year 2021. All directors are expected to attend meetings of the board of directors, meetings of the committees upon which they serve (if any) and meetings of our stockholders, absent cause.
Involvement in Certain Legal Proceedings
During the past ten years, none of the Company’s executive officers or directors have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.
During the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers or directors, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers or directors, and (iii) none of our executive officers or directors was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity.

PART III

Number and Terms of Office of Officers and Directors
We have five directors, with each director holding office for a two-year
term. Prior to the completion of our initial business combination, any vacancy on our board of directors may be filled by a nominee chosen by holders of a majority of our shares of Class B common stock. In addition, prior to the completion of our initial business combination, holders of a majority of our shares of Class B common stock may remove a member of the board of directors for any reason.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Treasurer, Secretary, and such other offices as may be determined by the board of directors.
Each of our directors and officers has served in their relevant position(s) since March 2021.
Director Independence
Nasdaq listing rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board has determined that each of David Epstein, Jay Flatley and Deep Nishar, are independent directors under applicable SEC and Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present. Each of our independent directors owns approximately 1.91% of the outstanding equity of our sponsor.
Employees
We currently have four executive officers: Omid Farokhzad, Mostafa Ronaghi, Mark Afrasiabi and Rowan Chapman. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.
The amount of time they will devote in any time period will vary based on the stage of the initial business combination process we are in. We do not intend to have any other full- or part-time employees prior to the completion of our initial business combination.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. The members of our audit committee are David Epstein, Jay Flatley and Deep Nishar. Mr. Epstein serves as chairman of the audit committee. Messrs. Epstein, Flatley, and Nishar are independent of and unaffiliated with our sponsor. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.
Each member of the audit committee is financially literate and our board of directors has determined that David Epstein qualifies as an “audit committee financial expert”, as defined in applicable SEC rules, and has accounting or related financial management expertise.

PART III

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

•	the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. The members of our compensation committee are David Epstein, Jay Flatley and Deep Nishar. Mr. Flatley serves as chairman of the compensation committee. Messrs. Epstein, Flatley and Nishar are independent of and unaffiliated with our sponsor. Under Nasdaq listing standards, all the directors on the compensation committee must be independent.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

PART III

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive compensation and equity-based plans that are subject to board approval, of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans, if any;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual report; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates prior to, or for any services they render in order to effectuate the consummation of, our initial business combination (including our proposed initial business combination with Senti). Accordingly, it is likely that prior to the consummation of our initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
Our compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, legal counsel or any other adviser, the compensation committee must consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee, although we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, a majority of our independent directors may select or recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As we have no standing nominating committee, we do not have a nominating committee charter in place.
Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

PART III

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees, a copy of which is available on our website at https://www.dspc.bio/. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K,
which we would file with the SEC.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to our initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification (except to the extent they are entitled to funds from the trust account due to their ownership of public shares).

PART III

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Conflicts of Interest
Our officers, directors and any of their respective affiliates may sponsor or form, and, in the case of individuals, serve as a director or officer of, other blank check companies similar to our Company, or any other entities during the period in which we are seeking or consummating an initial business combination. Any such companies or other entities may present conflicts of interest for our directors and officers in pursuing an acquisition target for our Company. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Our stockholders should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our sponsor, and each of our officers and directors, have agreed to waive (i) their redemption rights with respect to their Founder Shares and any public shares or private placement shares held by them in connection with the completion of our initial business combination, including, without limitation, any such rights in the context of a stockholder vote to approve our initial business combination or an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months of our initial public offering, or (B) with respect to any material provision relating to the rights of holders of public shares, and (ii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and private placement shares if we fail to complete our initial business combination within 24 months of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement shares held in the trust account will be used to fund the redemption of our public shares, and the private placement shares will expire worthless. Our sponsor has also agreed that, with certain limited exceptions, the Founder Shares will not be transferable or assignable until the earlier of: (A) one year after the completion of our initial business combination, or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Further, our sponsor has also agreed that, with certain limited exceptions, the private placement shares will not be

PART III

transferable or assignable until 30 days after the completion of our initial business combination. The transfer restrictions in the two preceding sentences will, pursuant to the sponsor support agreement (as described in our Form
8-K
filed with the SEC on December 20, 2021), cease to apply upon the closing of our proposed initial business combination with Senti (which is discussed in “Part I, Item 1. Business” of this Annual Report), although similar transfer restrictions will apply in respect of Founder Shares (or the shares into which they convert) and private placement shares under the sponsor support agreement and the investor rights agreement to be entered into at Closing (which is also described in our Form
8-K
filed with the SEC on December 20, 2021) from that time. Since our sponsor and officers and directors directly or indirectly own common stock in our Company, our officers and directors may have a conflict of interest in determining whether a particular target business, including Senti, is an appropriate business with which to effectuate our initial business combination. Further, our officers and directors may have conflict of interest between what is best for their personal financial situation and what is best for our Company when determining whether certain terms should be amended, whether certain rights should be waived or whether certain actions (including actions of Senti or any other target business) should be consented to in connection with our initial business combination (including our proposed initial business combination with Senti) and the transaction documents giving effect to it (including the Business Combination Agreement).

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or certain of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. No such loans currently exist.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
There are no family relationships between any Company director or executive officer.

PART III

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual (1)	Entity	Entity’s business	Affiliation

Omid Farokhzad	Seer Inc. (Nasdaq: SEER)	Proteomics technology	CEO/Chair/Founder
	XLink Therapeutics	Therapeutics	Chair/Founder
	PrognomIQ	Proteomics	Chair/Founder
	Selecta Biosciences (Nasdaq: SELB)	Therapeutics	SAB/Founder
	Tarveda	Therapeutics	SAB/Founder
	XIRA	Legal search firm	Founder/Board member
	Bilix	Therapeutics	SAB
	Cellics Therapeutics	Therapeutics	SAB

Mostafa Ronaghi	Seer Inc. (Nasdaq: SEER)	Proteomics technology	Board member
	1Health	Diagnostic testing as a service	Board member
	Clear Labs	Food safety molecular diagnostics	Board member
	Cellanome	Molecular tools	Board member
	XLink Therapeutics	Therapeutics	Board member

Rowan Chapman	Natera Inc. (Nasdaq: NTRA)	Diagnostics	Board member
	Evidation Health	Digital health / data analytics	Board member
	Initiate Studios LLC	Pre-seed stage company accelerator	Co-Founder/Manager CEO/ Secretary

Mark Afrasiabi	Orange Grove Bio	Biotech holding company	Advisory Board member

David Epstein	Flagship Pioneering	Venture Capital	Executive Partner
	Axcella Therapeutics (Nasdaq: AXLA)	Biotech / Drug discovery	Board member
	Rubius (Nasdaq: RUBY)	Biotech / Drug discovery	Board member
	Evelo Biosciences (Nasdaq: EVLO)	Biotech / Drug discovery	Board member
	OPY Acquisition Corp. I (Nasdaq: OHAA)	SPAC	Board member
	Tarus Therapeutics	Therapeutics	Board member
	Valo Health	Biotech / Drug Discovery	Board member
	Woolsey Pharma	Biotech / Drug discovery	Board member
	Ring Therapeutics	Biotech / Drug discovery	Board member

Jay Flatley	Denali (Nasdaq: DNLI)	Biotech / Drug discovery	Board member
	Coherent (Nasdaq: COHR)	Laser-based technologies	Board member
	Rivian Automotive Inc. (Nasdaq: RIVN)	Automotive Technology	Board member
	Iridia	Data storage/ DNA chips	Chairman
	Salk Institute	Scientific research institute	Board of Trustees
	Wellcome Leap	Non-profit accelerator	Chair
	Zymergen (Nasdaq: ZY)	Biomanufacturing / Synthetic Biology	Chairman

Deep Nishar	General Catalyst	Venture Capital	Managing Director
	Seer Inc. (Nasdaq: SEER)	Proteomics technology	Board member
	Vir Biotechnology, Inc. (Nasdaq: VIR)	Biotech / Drug discovery	Board member

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

PART III

The individuals listed in the table above may also be affiliated with and/or owe fiduciary duties to or have contractual obligations to affiliates of the listed entities, including subsidiaries, portfolio companies and other investments and ventures of the listed entities.
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors. Senti is not affiliated with our sponsor, officers or directors. In the event we sought to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, would obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction was fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the
Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.
In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor and each of our officers and directors have agreed to vote any Founder Shares, public shares or private placement shares held by them in favor of our initial business combination.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
In no event will our existing officers or directors receive any cash- or equity-based compensation or be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), other than reimbursements for any out-of-pocket
expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination. We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees or receive equity or equity-based awards from the post-combination company. These fees and awards will be disclosed to stockholders in accordance with applicable rules and regulations, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the post-combination company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of

PART III

the post-combination business will be responsible for determining officer and director compensation following Closing. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for payments or benefits upon termination of employment.
Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal
Year-End
We do not have any equity incentive plans under which to grant awards.
Employment Agreements
We do not currently have any written employment agreements with any of our directors and officers.
Retirement/Resignation Plans
We do not currently have any plans or arrangements in place regarding payments to any of our executive officers following such person’s retirement or resignation.
Director Compensation
We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. If applicable, we reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.
Compensation Committee Report
The compensation committee of the board of directors, comprising David Epstein, Jay Flatley and Deep Nishar, has reviewed and discussed the Compensation Discussion and Analysis section above and, based on such review and discussion, has recommended to our board of directors that such section be included in this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our shares of common stock, as of March 7, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

PART III

The beneficial ownership of our common stock is based on 29,465,500 shares of common stock issued and outstanding as of March 7, 2022, consisting of 23,715,500 shares of Class A common stock (including the private placement shares) and 5,750,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)(3)(4)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Dynamics Sponsor LLC (our sponsor) (3)	6,465,500	21.9%
Omid Farokhzad (3)(4)	6,465,500	21.9%
Mostafa Ronaghi (3)	6,465,500	21.9%
Mark Afrasiabi	—	—
Rowan Chapman	—	—
Jay Flatley	—	—
David Epstein	—	—
Deep Nishar	—	—
All officers and directors as a group (7 individuals) (5)	6,465,500	21.90%

(1)	The business address of each of the following entities and individuals is 2875 El Camino Real, Redwood City, CA 94061.
(2)
Interests shown consist of Founder Shares, classified as Class B common stock, and private placement shares, classified as Class A Common Stock. The Class B common stock will automatically convert on a one-for-one
basis (subject to adjustment) into Class A Common Stock at the time of our initial business combination.

(3)
Omid Farokhzad and Mostafa Ronaghi are the managers of the board of managers of our sponsor and have shared voting and investment discretion with respect to the Founder Shares and private placement shares held of record by Dynamics Sponsor LLC. Each such person disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially owned by Omid Farokhzad and Mostafa Ronaghi. Each of our independent directors owns approximately 1.91% of the outstanding equity of our sponsor.

(4)	Omid Farokhzad’s beneficial ownership interest in our sponsor is held indirectly through Dynamics Group, LLC. Mr. Farokhzad controls and is the sole member of Dynamics Group, LLC.
(5)	All of our officers and directors own limited liability company interests of our sponsor.
Restrictions on Transfers of Founder Shares and Private Placement Shares
With certain limited exceptions, the Founder Shares will not be transferable or assignable until the earlier of: (A) one year after the completion of our initial business combination, or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange

PART III

their shares of Class A Common Stock for cash, securities or other property. With certain limited exceptions, the private placement shares will not be transferable or assignable until 30 days after the completion of our initial business combination. These transfer restrictions will, pursuant to the sponsor support agreement (as described in our Form
8-K
filed with the SEC on December 20, 2021), cease to apply upon the closing of our proposed initial business combination with Senti (which is discussed in “Part I, Item 1. Business” of this Annual Report), although similar transfer restrictions will apply in respect of Founder Shares (or the shares into which they convert) and private placement shares under the sponsor support agreement and the investor rights agreement to be entered into at Closing (which is also described in our Form
8-K
filed with the SEC on December 20, 2021) from that time.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Founder Shares
On March 8, 2021, our sponsor was issued 5,750,000 shares of Class B common stock for an aggregate price of $25,000 (i.e. the Founder Shares). The Founder Shares included an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture by our sponsor to the extent that the over-allotment option held by the underwriter of our initial public offering was not exercised in full or in part, so that our sponsor would own, on an as-converted
basis, 20% of our issued and outstanding shares after our initial public offering (excluding the private placement shares and assuming our sponsor did not purchase any public shares in our initial public offering, which it did not). The underwriter fully exercised the over-allotment option on May 28, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.
Private Placement
Simultaneously with the closing of our initial public offering, we consummated the sale of 715,500 shares of Class A common stock at a price of $10.00 per share in a private placement to our sponsor, generating gross proceeds of $7,155,000 (i.e. the private placement shares). A portion of the proceeds from the sale of the private placement shares was added to the net proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination within 24 months from the closing of our initial public offering, the proceeds from the sale of the private placement shares held in the trust account will be used to fund the redemption of public shares (subject to the requirements of applicable law).
Promissory Note – Related Party
On March 8, 2021, we issued an unsecured promissory note to our sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate of $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest
bearing and was payable on the earlier of December 31, 2021 or the consummation of our initial public offering. In April 2021, the Company borrowed $250,000 under the Promissory Note, which was repaid in full on May 26, 2021.
Administrative Support Agreement
We entered into an agreement, commencing on the effective date of our initial public offering, to pay our sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon the completion of an initial business combination, the agreement will terminate. To date, we have not exercised our option to use such services and have not paid any fees to our sponsor.
Director Independence
As set forth in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report, we have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board has determined that each of David Epstein, Jay Flatley and Deep Nishar are independent directors under applicable SEC and Nasdaq listing rules. Each of these directors sits on our audit committee and our compensation committee and each is considered to be independent under the independence standards required for those committees. Each of our independent directors owns approximately 1.91% of the outstanding equity of our sponsor.
Item 14. Principal Accounting Fees and Services.
The following is a summary of fees paid or to be paid to Marcum for services rendered.

PART III

Audit Fees.
Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form
10-K
and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $132,458 (including 2021 annual audit related billings paid in January 2022). The above amount includes interim procedures, audit fees and consent issued for registration statements and comfort letters.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.
Tax Fees.
We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.
All Other Fees.
We did not pay Marcum for other services for the year ended December 31, 2021.
Pre-Approval
Policy
Since the formation of our audit committee upon the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved
all auditing services provided by Marcum set forth above for 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report:
Consolidated Financial Statements: See “
Part II,
Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of December 19, 2021, by and among the Registrant, Explore Merger Sub, Inc. and Senti Biosciences, Inc.*

2.2	Amendment No. 1 to Business Combination Agreement, dated as of February 12, 2022, by and among the Registrant, Explore Merger Sub, Inc. and Senti Biosciences, Inc.**

3.1	Form of Amended and Restated Certificate of Incorporation.***

3.2	Bylaws.***

4.1	Specimen Class A Common Stock Certificate.***

4.5	Description of the Registrant’s securities.

10.1	Form of Letter Agreement among the Registrant, Dynamics Sponsor LLC, and each of the officers and directors of the Registrant.***

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***

10.3	Securities Subscription Agreement, dated March 8, 2021, between the Registrant and Dynamics Sponsor LLC.***

10.4	Form of Private Placement Share Purchase Agreement between the Registrant and Dynamics Sponsor LLC.***

10.5	Form of Registration and Stockholder Rights Agreement between the Registrant and certain of the Registrant’s securityholders.***

10.6	Form of Indemnity Agreement between the Registrant and its directors and officers.***

10.7	Promissory Note issued in favor of Dynamics Sponsor LLC, dated March 8, 2021.***

10.8	Form of Administrative Services Agreement between the Registrant and Dynamics Sponsor LLC.***

10.9	Form of Subscription Agreement.*

10.10	Form of Non-Redemption Agreement.*

10.11	Form of Investor Rights Agreement.****

10.12	Sponsor Support Agreement.****

10.13	Form of Company Support Agreement.****

10.14	Form of Major Holder Support Agreement.****

10.15	Form of Amendment to Company Support Agreement entered into on February 12, 2022 by certain stockholders of Senti Biosciences, Inc.**

14.1	Code of Ethics of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sa rbanes-Oxley Act of 2002.

99.1	Press Release, dated December 20, 2021.*

99.2	Investor Presentation, dated December 20, 2021.*

99.3	Registrant’s Investor Conference Call Script for the call dated December 19, 2021.*

101.INS	I nline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2021 and incorporated herein by reference.
**	Previously filed as an exhibit to our draft Registration Statement on Form S-4 filed on February 14, 2022 and incorporated herein by reference.
***	Previously filed as an exhibit to our draft Registration Statement on Form S-1/A filed on May 21, 2021 and incorporated herein by reference.
****	Previously filed as an exhibit to the Business Combination Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2021 and incorporated herein by reference.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMICS SPECIAL PURPOSE CORP.

Date: March 7, 2022	By:	/s/ Mostafa Ronaghi
Mostafa Ronaghi
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mostafa Ronaghi
Name: Mostafa Ronaghi
Title: Chief Executive Officer and Director
Date: March 7, 2022

/s/ Omid Farokhzard
Name: Omid Farokhzard
Title: Executive Chair of the Board of Directors
Date: March 7, 2022

/s/ Mark Afrasiabi
Name: Mark Afrasiabi
Title: Chief Financial Officer
Date: March 7, 2022

/s/ David Epstein
Name: David Epstein
Title: Director
Date: March 7, 2022

/s/ Jay Flatley
Name: Jay Flatley
Title: Director
Date: March 7, 2022

/s/ Deep Nishar
Name: Deep Nishar
Title: Director
Date: March 7, 2022

DYNAMICS SPECIAL PURPOSE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Dynamics Special Purpose Corp.
Redwood City, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Dynamics Special Purpose Corp.
(the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from March 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 7, 2022

DYNAMICS SPECIAL PURPOSE CORP.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$889,323
Prepaid expenses	408,042

Total current assets	1,297,365
Prepaid expenses - noncurrent	150,514
Investments held in Trust Account	230,008,784

TOTAL ASSETS	$231,456,663

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$39,520
Accrued professional fees and other expenses	3,078,822
Franchise tax payable	163,839

Total current liabilities	3,282,181
Deferred underwriting fee payable	7,050,000

Total Liabilities	10,332,181

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value (ass umed to be $10.00 per share)	230,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	0
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 23,715,500 shares issued; 715,500 shares outstanding (excluding 23,000,000 shares subject to possible redemption)	72
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	0
Accumulated deficit	(8,876,165)

Total Stockholders’ Deficit	(8,875,518)

Total Liabilities and Stockholders’ Deficit	$231,456,663

The accompanying notes are an integral part of the consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Professional fees and other expenses	$3,702,033
Franchise tax expense	163,839

Loss from operations	(3,865,872)
Interest and dividend income on investments held in Trust Account	8,784

Net loss	$(3,857,088)

Basic and diluted weighted average shares outstanding, Class A common stock	16,872,995

Basic and diluted net loss per share, Class A common stock	$(0.17)

Basic and diluted weighted average shares outstanding, Class B common stock	5,418,853

Basic and diluted net loss per share, Class B common stock	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH DECEMBER 31,
2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount

Balance—March 1, 2021 (Inception)	0	$0	0	$0	$0	$0	$0
Issuance of Class B common stock to Sponsor	0	0	5,750,000	575	24,425	0	25,000
Sale of 715,500 shares of Class A common stock in private placement to Sponsor, net of offering costs	715,500	72	0	0	7,138,365	0	7,138,437
Remeasurement of redeemable Class A common stock to redemption amount	0	0	0	0	(7,162,790)	(6,019,077)	(13,181,867)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	0	0	0	0	0	1,000,000	1,000,000
Net loss	0	0	0	0	0	(3,857,088)	(3,857,088)

Balance—December 31, 2021	715,500	$72	5,750,000	$575	$0	$(8,876,165)	$(8,875,518)

The accompanying notes are an integral part of the consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(3,857,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(8,784)
Changes in operating assets and liabilities:
Prepaid expenses	(558,556)
Accounts payable and other current liabilities	39,520
Accrued professional fees and other expenses	3,078,822
Franchise tax payable	163,839

Net cash used in operating activities	(1,142,247)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	250,000
Repayment of promissory note—related party	(250,000)
Proceeds from initial public offering, net of underwriting discount paid	225,400,000
Proceeds from sale of private placement shares	7,155,000
Payment of offering costs	(523,430)

Net cash provided by financing activities	232,031,570

Net Change in Cash	889,323
Cash—Beginning of period	—

Cash—End of period	$889,323

Supplemental disclosures of non-cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$13,181,867

Deferred underwriting fee payable	$8,050,000

Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000

Waiver of deferred underwriting commissions by underwriter	$1,000,000

The accompanying notes are an integral part of the consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Dynamics Special Purpose Corp. (the “Company”) is a blank check company incorporated in Delaware on March 1, 2021.
 As used herein, “the Company” refers to Dynamics Special Purpose Corp. and its wholly-
owned and
controlled subsidiary, Explore Merger Sub, Inc. (“Merger Sub”), unless the context indicates otherwise. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and negotiating and entering into binding agreements in respect of such Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Initial Public Offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated the Initial Public Offering of 23,000,000 shares of Class A common stock (the “Public Shares”), including 3,000,000 shares of Class A common stock that were issued pursuant to the underwriter’s exercise of its
over-allotment option in full, at $10.00 per Public Share, generating gross proceeds of $230,000,000, which is discussed in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 715,500 shares of Class A common stock (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Dynamics Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,155,000, which is described in Note 4.
Transaction costs
 for the Initial Public Offering
amounted to $13,198,430 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, and $548,430 of other offering costs.
 Subsequent to the Initial Public Offering, the underwriter agreed on December 17, 2021 to waive $1,000,000 of its deferred underwriting fees of $8,050,000, thereby reducing those fees to $7,050,000; thus, the transaction costs related to our Initial Public Offering amounted to $12,198,430.
Following the closing of the Initial Public Offering on May 28, 2021, an amount of $230,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government securities with maturities of 185 days or less
,
or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination
,
and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting fees
and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially anticipated to be $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001
 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.
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
The initial stockholders have agreed to waive (a) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (b) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem
100%
of the Public Shares if the Company has not consummated an initial Business Combination within
24
months from the closing of the Initial Public Offering or with respect to any material provision relating to the rights of holders of Public Shares, and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares they hold if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).
The Company will have until May 28, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares at a per-share
price,

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

payable in cash, equal to the aggregate amount then on deposit in the Trust Account
,
including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
In order to protect the amounts in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share, or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than
$10.00
per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Business Combination Agreement
On December 19, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Merger Sub and Senti Biosciences, Inc., a Delaware corporation (“Senti”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company will change its name to “Senti Biosciences, Inc.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”
The Business Combination Agreement and the transactions contemplated thereby are referred to in these
Notes to Consolidated Financial Statements
as the “Senti Business Combination.” The Senti Business Combination was approved by the boards of directors of each of the Company and Senti.
Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of Senti in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied Senti equity value of $240,000,000, to be paid to Senti stockholders at the effective time of the Merger (the “Effective Time”). In addition, Senti stockholders will have the right to receive (i) an aggregate of 1,000,000 shares of Class A Common Stock if, after Closing, the volume weighted average price of the Class A Common Stock

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

on the Nasdaq Capital Market (“Nasdaq”), or any other national securities exchange on which the shares of Class A Common Stock are then traded (“VWAP”), is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period, in the period that ends on the second anniversary of the Closing, and (ii) an additional 1,000,000 shares of Class A Common Stock in the aggregate if, after Closing, the VWAP of Class A Common Stock is greater than or equal to $20.00 over any 20 trading days within any consecutive 30 trading day period, in the period that ends on the third anniversary of the Closing.
Pursuant to the Business Combination Agreement, at or prior to the Effective Time, each option exercisable for Senti equity that is outstanding immediately prior to the Effective Time shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options, subject to adjustments to exercise price and number of shares of Class A Common Stock issued upon exercise.
The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Senti, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions, and to do or cause to be done all things, reasonably necessary to consummate and expeditiously implement the Merger.
Under the Business Combination Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by requisite vote of the Company’s stockholders (the “Company Stockholder Approval”) and Senti’s stockholders (the “Senti Stockholder Approval”); (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a Company Material Adverse Effect or DYNS Material Adverse Effect (each, as defined in the Business Combination Agreement) since the date of the Business Combination Agreement that is continuing; (iv) after giving effect to the transactions contemplated by the Business Combination Agreement, the Company has net tangible assets of at least
$5,000,001
upon consummation of the Merger; (v) the Company’s initial listing application with Nasdaq in connection with the Merger has been approved and, immediately following the Effective Time, the Company has satisfied any applicable initial and continuing listing requirements of Nasdaq and the shares of the Company’s Class A Common Stock have been approved for listing on Nasdaq, subject only to official notice of the issuance thereof; and (vi) the registration statement filed with the SEC on Form
S-4
(the “Registration Statement”) has become effective, no stop order has been issued by the SEC and remains in effect with respect to the Registration Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending. In addition, Senti’s obligation to consummate the Merger is subject to the condition that the Available Closing Cash (as defined in the Business Combination Agreement) shall be greater than or equal to
$150,000,000
(after reduction for the aggregate amount of payments made or required to be made in connection with the DYNS Stockholder Redemption (as defined in the Business Combination Agreement)) and the amount of funds available pursuant to the PIPE Financing (as defined in the Business Combination Agreement).
On February 12, 2022, following the period to which these consolidated financial statements relate, the Business Combination Agreement was amended by the parties thereto to reflect, among other things, (i) a correction to section 5.7 of the Business Combination Agreement, and (ii) changes to the options Senti granted to certain persons at the time the Business Combination Agreement was signed.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Other Agreements
The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:
Sponsor Support Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor, as the sole holder of the Company’s Class B common stock, par value
$0.0001
per share (the “Class B Common Stock”, and also referred to herein as the Founder Shares (as defined in Note 5)) and other persons party thereto (“Other Company Insiders,” and together with the Sponsor, collectively, the “Company Insiders”), entered into a support agreement with the Company and Senti (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor agreed to vote, at any meeting of the stockholders of the Company and in any action by written consent of the stockholders of the Company, all of such Sponsor’s Class A Common Stock and Class B Common Stock (i) in favor of (a) the Business Combination Agreement and the transactions contemplated thereby, and (b) the other proposals that the Company and Senti agreed in the Business Combination Agreement shall be submitted at such meeting for approval by the Company’s stockholders together with the proposal to obtain the Company Stockholder Approval (together with the Company Stockholder Approval, these proposals are the Required Transaction Proposals (as defined in the Business Combination Agreement)), and (ii) against any proposal that conflicts with, or materially impedes or interferes with, any such proposal or that would adversely affect or delay the Merger. The Sponsor Support Agreement also prohibits the Sponsor from, among other things and subject to certain exceptions, selling, assigning or transferring any Class A Common Stock or Class B Common Stock held by the Sponsor prior to the Closing or taking any action that would have the effect of preventing or materially delaying the Sponsor from performing its obligations under the Sponsor Support Agreement. In addition, in the Sponsor Support Agreement, the Sponsor agreed to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of Class B Common Stock held by the Sponsor convert into shares of Class A Common Stock in connection with the transactions contemplated by the Business Combination Agreement.
The Sponsor Support Agreement also includes a lock-up in respect of the Sponsor’s equity interests in the Company. Pursuant to the Sponsor Support Agreement, the Sponsor agreed that, subject to limited exceptions, it would not sell, assign or transfer any Class A Common Stock or Class B Common Stock until the earlier of (i) the one year anniversary of the Closing, and (ii) subsequent to the Closing, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period commencing at least 150 days after the Closing, or (y) the date upon completion of a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their common stock for cash, securities or other property.
Senti Support Agreement
In connection with the execution of the Business Combination Agreement, certain Senti stockholders (the “Senti Supporting Stockholders”) entered into support agreements with the Company (the “Senti Support Agreements”). Under the Senti Support Agreements, each Senti Supporting Stockholder agreed, within forty-eight hours following the effectiveness of the Registration Statement, to execute and deliver a written consent with respect to all outstanding shares of Senti common stock and preferred stock held by such Senti Supporting Stockholder (the “Subject Senti Shares”) approving the Business Combination Agreement and the transactions contemplated thereby. In addition to the foregoing, each Senti Supporting Stockholder agreed that, at any meeting of the holders of Senti capital stock, each such Senti Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Senti Shares to be voted (i) to approve and adopt the Business Combination Agreement, the transactions contemplated thereby, and any other matters necessary or reasonably requested by Senti for consummation of the Merger, and (ii) against any proposal that conflicts or materially impedes or interferes with, or would adversely affect or delay, the consummation of the transactions contemplated by the Business Combination Agreement.
The Senti Support Agreement also prohibits the Senti Supporting Stockholders from, among other things, (i) transferring any of the Subject Senti Shares prior to the Closing, (ii) entering into (a) any option, commitment or other arrangement that would require the Senti Supporting Stockholders to transfer the Subject Senti Shares, or (b) any voting trust, proxy or other contract with respect to the voting of the Subject Senti Shares, or (iii) taking any action in furtherance of the foregoing. In addition, under the Senti Support Agreement, each Senti Supporting Stockholder agreed (i) not to

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

exercise any rights of appraisal or dissenter’s rights relating to the Business Combination Agreement and the transactions contemplated thereby, and (ii) not to commence or participate in any claim or action against Senti, the Company or any of their affiliates relating to the negotiation, execution or delivery of the Senti Support Agreement or the Business Combination Agreement or the consummation of the Merger.
Additionally, (i) certain Senti Support Agreements prohibit the applicable Senti Supporting Stockholders from transferring the shares of Class A Common Stock which they will receive in the Merger for, subject to certain permitted transfers, up to
 18
months following the Closing, which may be reduced
to 12
months upon the meeting of certain criteria (such period, the “Extended
Lock-Up”),
and (ii) certain other Senti Support Agreements prohibit the applicable Senti Supporting Stockholders from transferring the shares of Class A Common Stock which they will receive in the Merger for, subject to certain permitted transfers,
12
months following the Closing (such period, the “General
Lock-Up”);
provided that, (a) with respect to the Extended
Lock-Up,
if the last reported sale price of the Class A Common Stock on Nasdaq, or any other national securities exchange on which the Class A Common Stock is then traded, is greater than or equal to
$12.00
per share over any
20
trading days within any consecutive
 30
trading day commencing at least
330
days after the Closing Date, then the Extended
Lock-Up
shall be deemed to have expired with respect to each stockholder’s Class A Common Stock subject to that lock-up, and (b) with respect to the General
Lock-Up,
if the last reported sale price of the Class A Common Stock on Nasdaq, or any other national securities exchange on which the Class A Common Stock is then traded, is greater than or equal to
$12.00 per share over any 20 trading days within any consecutive 30 trading day period commencing at least
150
days after the Closing Date, then the General
Lock-Up
shall be deemed to have expired with respect to each stockholder’s Class A Common Stock subject to that lock-up.
On February 12, 2022, following the period to which these consolidated financial statements relate, the Company entered into amendments to certain Senti Support Agreements to amend those agreements such that, among other things, the shares of Class A Common Stock of the relevant Senti Supporting Stockholders may not be transferred, subject to certain permitted transfers, for three years following the Closing (such period, “the Three Year Lock-Up”). Unlike the Extended Lock-Up and the General Lock-Up described above, the Three Year Lock-Up does not terminate early based on the share price performance of Class A Common Stock.
PIPE Subscription Agreements
In connection with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain private investors (the “Subscription Agreements”), pursuant to which, among other things, such investors have subscribed to purchase an aggregate of
6,680,000
shares of Class A Common Stock (together, the “Subscriptions”) for a purchase price of $10.00
per share, or an aggregate purchase price of
$66,800,000,
which shares are to be issued at the Closing; provided that the Subscription Agreements permit the Company to accept additional subscriptions for a purchase price of
$10.00
per share to be issued at the Closing, following the execution of the Business Combination Agreement. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.
Non-Redemption
Agreements
In connection with the execution of the Business Combination Agreement, the Sponsor, as the holder of

5,750,000
shares of Class B Common Stock (the Founder Shares (as defined in Note 5)), the Company and each of Morgan Stanley Investment Management Inc., T. Rowe Price Group, Inc., The Invus Group, LLC and ARK Investment Management LLC and/or their respective investmen
t
 funds (each, an “Investor”, and collectively, the “Investors”) entered into non-redemption agreements in respect of the Public Shares held by the Investors (the
“Non-Redemption
Agreements”).
Pursuant to the
Non-Redemption
Agreements, each Investor agreed for the benefit of the Company (a) to not redeem the shares of Class A Common Stock beneficially owned by it, or any other shares, capital stock or other equity interests, as applicable, of the Company, which it held on the date of the
Non-Redemption
Agreement, representing
 8,691,655
shares of Class A Common Stock, in the aggregate (the “Investor Shares”), and (b) to not, among other things, sell, encumber or otherwise transfer the Investor Shares other than in connection with non-discretionary
ETF or mutual fund pro rata rebalancing transfers. In connection with these commitments from the Investors, the Sponsor agreed to forfeit
 965,728
shares of its Class B Common Stock and the Company has agreed to cancel such shares and concurrently issue to the Investors an equivalent number of shares of Class A Common Stock, in each case, at or promptly following the consummation of the Merger.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2021

Investor Rights Agreement
In connection with the Closing, the Company, certain stockholders of the Company (including the Sponsor) and certain stockholders of Senti will enter into an investor rights and lock-up agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, each signatory thereto (other than the Company) will be granted certain registration rights with respect to their respective shares of Class A Common Stock.
The Investor Rights Agreement will also restrict the ability of each stockholder who is a party thereto (other than the Company) to transfer its shares of Class A Common Stock (or any securities convertible into or exercisable or exchangeable for shares of Class A Common Stock) for, subject to certain permitted transfers and depending on the stockholder, a period of one year
following the Closing Date (the “12 Month Lock-U
p
”) or a period of 18 months following the Closing Date (the “18 Month
Lock-Up”);
provided that (i) the foregoing restrictions shall not apply to any shares of Class A Common Stock purchased pursuant to the Subscription Agreements and (ii)(A) in respect of the 12 Month Lock-Up, if the last reported sale price of the Class A Common Stock on Nasdaq, or any other national securities exchange on which the Class A Common Stock is then traded, is greater than or equal to
 $12.00 per share over any 20 trading days within any consecutive 30 trading day period commencing at least

days after the Closing Date, then the 12 Month
Lock-Up
shall be deemed to have expired with respect to each stockholder’s Class A Common Stock subject to that lock-up; and (B) in respect of the
18
Month Lock-Up, if the last reported sale price of the Class A Common Stock on Nasdaq, or any other national securities exchange on which the Class A Common Stock is then traded, is greater than or equal to $12.00 per share over any 20 trading days within any consecutive 30 trading day period commencing at least 330 days after the Closing Date, then the 18 Month Lock-Up shall be deemed to have expired with respect to each stockholder’s Class A Common Stock subject to that lock-up.
Going Concern
As of December 31, 2021, the Company had $889,323 in cash held outside of the Trust Account and a working capital deficit of $1,984,816.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans (including in respect of the Senti Business Combination). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. Management plans to address this uncertainty through the Senti Business Combination, as discussed above. There is no assurance that the Company’s plans to consummate the Senti Business Combination (or any other Business Combination) will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Financial Statement Presentation
The accompanying consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary, Merger Sub, after elimination of any intercompany transactions and balances as of December 31, 2021.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

As of December 31, 2021, we had operating cash (i.e. cash held outside the Trust Account) of $889,323.
Investments Held in Trust Account
As of December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2021

Class A Common Stock Subject to Possible Redemption
The Public Shares sold in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equit
y, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
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
As of December 31, 2021, the Investor Shares (see Note 1) are classified as temporary equity within Class A Common Stock subject to redemption in the Company’s consolidated balance sheet. The
Non-Redemption
Agreements are terminated in the event that the Business Combination Agreement as described above is terminated. As such, the Company determined that the
Non-Redemption
Agreements are contingent upon the successful completion of the Senti Business Combination. In the event that the Senti Business Combination is not successful, the
Non-Redemption
Agreements are terminated, and the Investors would again have the right to redeem the Investor Shares. As such, the Company determined that the
Non-Redemption
Agreements would not change the nature of the underlying shares as redeemable.
As of December 31, 2021, the Class A Common Stock subject to redemption reflected in the consolidated balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Issuance costs allocated to Class A Common Stock	(13,181,867)
Plus:
Remeasurement of carrying value to redemption value	13,181,867

Class A Common Stock subject to possible redemption	$230,000,000

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,198,430 as a result of the Initial Public Offering (consisting of a $4,600,000 underwriting fee, $8,050,000 of deferred underwriting fees, and $548,430 of other offering costs). The Company recorded $13,181,867 of offering costs as a reduction of temporary equity in connection with the issuance of the Public Shares. The Company recorded $16,563 of offering costs as a reduction of permanent equity in connection with the issuance of the Private Placement Shares.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2021

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740,
Income Taxes
(“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss Per Share of Common Stock
Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A Common Stock and Class B Common Stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A Common Stock and Class B Common Stock.
As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Period from March 1, 2021 (Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(2,919,481)	$(937,607)

Denominator:
Basic and diluted weighted average shares outstanding	16,872,995	5,418,853
Basic and diluted net loss per share	$(0.17)	$(0.17)
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The carrying amounts reflected in the consolidated balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on the consolidated financial statements for the fiscal year ended December 31, 2021.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 3. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on May 25, 2021. On May 28, 2021, the Company completed its Initial Public Offering of 23,000,000 shares of Class
A Common Stock
, including 3,000,000 shares of Class
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
A portion of the proceeds from the sale of the Private Placement Shares was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 8, 2021, the Sponsor was issued 5,750,000 shares (the “Founder Shares”) of Class B
Common Stock
for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares of Class B
Common Stock
subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares) (
assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering, which it did not
). The underwriter fully exercised the over-allotment option on May 28, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.
In connection with the
Non-Redemption
Agreements (see Note 1), the Sponsor has agreed to forfeit 965,728 Founder Shares and the Company has agreed to cancel such Founder Shares and concurrently issue to the Investors an equivalent number of shares of Class A Common Stock, in each case, at or promptly following the consummation of the Merger. The Company evaluated the forfeiture and cancellation of the Founder Shares by the Sponsor and concurrent issuance of an equivalent number of shares of Class A Common Stock to the Investors in accordance with Staff Accounting Bulletin Topic
5A.
The forfeiture and cancellation of the Founder Shares by the Sponsor and concurrent issuance of an equivalent number of shares of Class A Common Stock to the Investors has not been transacted as of December 31, 2021
and will not occur until at or promptly following the consummation of the Merger. As such, any expense associated with the issuance of the shares of Class A Common Stock to the Investors would be recognized at the date of issuance (i.e., upon consummation of the Merger).
Promissory Note—Related Party
On March 8, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. In April 2021, the Company borrowed $250,000 under the
Promissory Note which was repaid in full on May 26, 2021
.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Up to $2,000,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The shares would be identical to the Private Placement Shares.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees (if any). To date, the Company has not exercised its option to use such services.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Shares and any Class A Common Stock issuable upon conversion of any Working Capital Loans have registration rights pursuant to a registration and stockholder rights agreement signed in connection with our Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
In addition, it is anticipated that each signatory to the Investor Rights Agreement (see Note 1), other than the Company, will be granted certain registration rights with respect to their respective shares of Class A Common Stock when that agreement is signed (which is expected to occur at Closing).
Underwriting Agreement
The Company granted the underwriter of its Initial Public Offering a

45-day
option to purchase up to
3,000,000
additional shares of Class
A Common Stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised the over-allotment option in full on

May
28
,
2021
.
The underwriter was paid a cash underwriting fee of $0.20 per share, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $8,050,000 in the aggregate was payable to the underwriter for deferred underwriting commissions.
On December 17, 2021
, the underwriter agreed to waive
its right
to $
1,000,000
of the fee payable by the Company for deferred underwriting commissions. The waived fee was recorded to accumulated deficit. The revised deferred underwriting fee of
 $
7,050,000
will become payable to the underwriter from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Financial Advisor Agreement
On December 16, 2021, the Company entered into an agreement (the “Financial Advisor Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) for financial advisory services in connection with the Senti Business Combination, which services Morgan Stanley had been engaged to provide, and which services Morgan Stanley had provided, since August 4, 2021. The Financial Advisor Agreement shall terminate automatically on
December 16, 2022 unless terminated earlier, with or without cause, by either the Company or Morgan Stanley. The Company will pay Morgan Stanley a fee of $1,000,000 upon the consummation of our proposed initial business combination with Senti.
Placement Agent Agreement
On September 21, 2021, the Company entered into an agreement (the “Placement Agent Agreement”) with Morgan Stanley, J.P. Morgan Securities LLC and BofA Securities, Inc. (together, the “Placement Agents”) for services in connection with the placement of shares of our Class A Common Stock to certain private investors which is anticipated to occur concurrently with the completion the Senti Business Combination (i.e. the Subscriptions – see Note 1). The Placement Agent Agreement shall terminate automatically on August 28, 2022 unless terminated earlier, with or without cause, by either the Company or any Placement Agent (as to itself only). The Company will pay to the Placement Agents a total fee equal to 4.0% of the aggregate price at which the shares of our Class A Common Stock are sold to the private investors in the Subscriptions, which fee shall be payable upon the consummation of the placement of the shares. Each of the Placement Agents will receive 33.3% of the fee.
Business Combination Agreement
As set forth in “Part I, Item 1. Business” of this Report, we have entered into the Business Combination Agreement with Merger Sub and Senti pursuant to which, among other things, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company. We have also entered into various ancillary transaction documents to give effect to the Merger, which are described throughout this Report.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
A
Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A
Common Stock
with a par value of $0.0001 per share. Holders of Class A
Common Stock
are entitled to one vote for each share. As of December 31, 2021, there were 23,715,500 shares of Class A
Common Stock
issued and outstanding, including 23,000,000
shares of Class A common stock subject to possible redemption. Despite the Non-Redemption Agreements discussed in Note 1, it is possible, in certain limited circumstances, for the Investors to transfer their Public Shares, and a transfer of such shares to a third party who is not bound by a Non-Redemption Agreement would render such shares subject to possible redemption.
Class
 B Common Stock

— The Company is authorized to issue 10,000,000 shares of Class B
Common Stock
with a par value of $0.0001 per share. Holders of Class B
Common Stock
are entitled to one vote for each share. As of December 31, 2021, there were 5,750,000 shares of Class B
Common Stock
issued and outstanding. Of the 5,750,000 shares of Class B
Common Stock initially issued and outstanding
, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A
Common Stock
and holders of the Class B
Common Stock
will vote together as a single class on all matters submitted to a vote of stockholders, including any vote in connection with an initial Business
Combination, except where a vote of each class is required by law.
The shares of Class B Common Stock are convertible into shares of Class A Common Stock at the option of the holder and will automatically convert into shares of Class A Common Stock at the time of an initial Business Combination on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which shares of Class B Common Stock shall convert into shares of Class A Common Stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B Common Stock agree to waive such adjustment with respect to any such issuance or deemed issuance, as is the case for the proposed Senti Business Combination) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B Common Stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (excluding the Private Placement Shares), plus (ii) all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination (excluding any shares of Class A Common Stock or equity-linked securities issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Shares issued to the Sponsor or its affiliates upon conversion of any Working Capital Loans).

F
-20

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 8. INCOME TAX
The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$551,466
Net operating loss carryforwards	32,562

Total deferred tax assets	584,028
Valuation allowance	(584,028)

Deferred tax assets, net of allowance	$0

The income tax provision for the period from March 1, 2021 (inception) through December 31, 2021 consists of the following:

Federal
Current	$0
Deferred	(584,028)
State
Current	0
Deferred	0
Change in valuation allowance	584,028

Income tax provision	$0

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $155,000 that may be carried forward indefinitely.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the valuation allowance was $584,028.
A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Other	0.0%
Change in valuation allowance	(15.1)%
Business Combination transaction costs	(5.9)%

Income tax provision	0.0%

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and permanent differences.
The Company files income tax returns in the U.S. federal jurisdiction and California which remain open and subject to examination.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$230,008,784	$230,008,784	$0	$0
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than the amendments to the Business Combination Agreement and Senti Support Agreements as discussed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.