Form 10-Q
period 2022-03-31
Dynamics Special Purpose Corp.
filed 2022-05-16
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May
16
, 2022, there were
 23,715,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DYNAMICS SPECIAL PURPOSE CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	28

SIGNATURES		29

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$396,693	$889,323
Prepaid expenses and other current assets	430,459	408,042

Total current assets	827,152	1,297,365
Prepaid expenses - noncurrent	56,764	150,514
Investments held in Trust Account	230,031,946	230,008,784

TOTAL ASSETS	$230,915,862	$231,456,663

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$32,861	$39,520
Accrued professional fees and other expenses	3,968,324	3,078,822
Franchise tax payable	50,044	163,839

Total current liabilities	4,051,229	3,282,181
Deferred underwriting fee payable	7,050,000	7,050,000

Total Liabilities	11,101,229	10,332,181

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 23,000,000 shares at redemption value (assumed to be $10.00 per share)	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 23,715,500 shares issued; 715,500 shares outstanding (excluding 23,000,000 shares subject to possible redemption)	72	72
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,186,014)	(8,876,165)

Total Stockholders’ Deficit	(10,185,367)	(8,875,518)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,915,862	$231,456,663

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from March 1, 2021 (Inception) Through March 31, 2021

Professional fees and other expenses	$1,282,742	$—
Franchise tax expense	50,269	—
Operating and formation costs	—	1,178

Loss from operations	(1,333,011)	(1,178)
Interest and dividend income on investments held in Trust Account	23,162	—

Net loss	$(1,309,849)	$(1,178)

Basic and diluted weighted average shares outstanding, Class A common stock	23,715,500	—

Basic and diluted net loss per share, Class A common stock	$(0.04)	$—

Basic and diluted weighted average shares outstanding, Class B common stock (1)	5,750,000	5,000,000

Basic and diluted net loss per share, Class B common stock	$(0.04)	$(0.00)

(1)
The period from March 1, 2021 (inception) through March 31, 2021 excludes up to 750,000 shares of Class B common stock which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	715,500	$72	5,750,000	$575	$—	$(8,876,165)	$(8,875,518)
Net loss	—	—	—	—	—	(1,309,849)	(1,309,849)

Balance - March 31, 2022	715,500	$72	5,750,000	$575	$—	$(10,186,014)	$(10,185,367)

FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 1, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,178)	(1,178)

Balance - March 31, 2021	—	$—	5,750,000	$575	$24,425	$(1,178)	$23,822

(1)
The period from March 1, 2021 (inception) through March 31, 2021 includes up to 750,000 shares of Class B common stock which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from March 1, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,309,849)	$(1,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(23,162)	—
Payment of operating and formation costs by related party	—	150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	71,333	—
Accounts payable and other current liabilities	(6,659)	1,028
Accrued professional fees and other expenses	889,502	—
Franchise tax payable	(113,795)	—

Net cash used in operating activities	(492,630)	—

Net Change in Cash	(492,630)	—
Cash - Beginning of period	889,323	—

Cash - End of period	$396,693	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$337,157

Deferred offering costs included in due to related party	$—	$11,500

Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN
Dynamics
Special Purpose Corp. (the “Company”) is a blank check company incorporated in Delaware on March 1, 2021. As used herein, “the Company” refers to Dynamics Special Purpose Corp. and its wholly-owned and controlled subsidiary, Explore Merger Sub, Inc. (“Merger Sub”), unless the context indicates otherwise. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2022 related to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and negotiating and entering into binding agreements in respect of such Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $13,198,430 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, and $548,430 of other offering costs. Subsequent to the Initial Public Offering, the underwriter agreed on December 17, 2021 to waive $1,000,000 of its deferred underwriting fees of $8,050,000, thereby reducing those fees to $7,050,000; thus, the transaction costs related to the Company’s Initial Public Offering amounted to $12,198,430.
Following the closing of the Initial Public Offering on May 28, 2021, an amount of $230,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and is invested only in U.S. government securities with maturities of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company’s management
has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination, including the proposed Business Combination with Senti (as defined and discussed below) successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting fees and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.
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
The initial stockholders have agreed to waive (a) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (b) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any material provision relating to the rights of holders of Public Shares, and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares they hold if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the initial stockholders acquired Public Shares in or after the Initial Public Offering, such Public Shares would be entitled to liquidating distributions from the Trust Account if the Company failed to complete a Business Combination within the Combination Period (as defined below).

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The underwriter has agreed to waive its rights to its deferred underwriting fees (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).
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
Business Combination Agreement
On December 19, 2021, we entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”) with Merger Sub and Senti Biosciences, Inc., a Delaware corporation (“Senti”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company will change its name to “Senti Biosciences, Inc.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Business Combination Agreement and the transactions contemplated thereby (and contemplated in the Ancillary Documents, as defined in the Business Combination Agreement) are referred to in these Notes to unaudited condensed consolidated financial statements as the “Senti Business Combination.” The Senti Business Combination was approved by the boards of directors of each of the Company and Senti.
Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of Senti in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied Senti equity value of $240,000,000, to be paid to Senti stockholders at the effective time of the Merger (the “Effective Time”). In addition, Senti stockholders will have the right to receive (i) an aggregate of 1,000,000 shares of Class A Common Stock if, after Closing, the volume weighted average price of the Class A Common Stock on the Nasdaq Capital Market (“Nasdaq”), or any other national securities exchange on which the shares of Class A Common Stock are then traded (“VWAP”), is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period, in the period that ends on the second anniversary of the Closing Date, and (ii) an additional 1,000,000 shares of Class A Common Stock in the aggregate if, after Closing, the VWAP of Class A Common Stock is greater than or equal to $20.00 over any 20 trading days within any consecutive 30 trading day period, in the period that ends on the third anniversary of the Closing Date.
Pursuant to the Business Combination Agreement, at or prior to the Effective Time, each option exercisable for Senti equity that is outstanding immediately prior to the Effective Time shall be converted into an option to purchase a number of shares of Class A Common Stock equal to the number of shares of Senti common stock subject to such option immediately prior to the Effective time multiplied by the exchange ratio derived under the Business Combination Agreement.
The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Senti, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for a limited number of representations and warranties and those covenants and agreements that, by their terms, contemplate performance after Closing. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions, and to do or cause to be done all things, reasonably necessary to consummate and expeditiously implement the Merger.
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
(the “Registration Statement”) has become effective, no stop order has been issued by the SEC and remains in effect with respect to the Registration Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending. In addition, Senti’s obligation to consummate the Merger is subject to the condition that the Available Closing Cash (as defined in the Business Combination Agreement) shall be greater than or equal to $150,000,000 (after reduction for the aggregate amount of payments made or required to be made in connection with the DYNS Stockholder Redemption (as defined in the Business Combination Agreement)).

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2022, the Business Combination Agreement was amended by the parties thereto to reflect, among other things, (i) corrections to certain aspects section 5.7 of the Business Combination Agreement, and (ii) changes to certain terms of the options Senti granted to certain persons at the time the Business Combination Agreement was signed.
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
The

Sponsor Support Agreement also includes a
lock-up
in respect of the Sponsor’s equity interests in the Company. Pursuant to the Sponsor Support Agreement, the Sponsor agreed that, subject to limited exceptions, it would not sell, assign or transfer any Class A Common Stock or Class B Common Stock until the earlier of (i) the one year
anniversary of the Closing, and (ii) subsequent to the Closing, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $
12.00
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Senti Support Agreements also prohibit the Senti Supporting Stockholders from, among other things, (i) transferring any of the Subject Senti Shares prior to the Closing, (ii) entering into (a) any option, commitment or other arrangement that would require the Senti Supporting Stockholders to transfer the Subject Senti Shares, or (b) any voting trust, proxy or other contract with respect to the voting of the Subject Senti Shares, or (iii) taking any action in furtherance of the foregoing. In addition, under the Senti Support Agreement, each Senti Supporting Stockholder agreed (i) not to exercise any rights of appraisal or dissenter’s rights relating to the Business Combination Agreement and the transactions contemplated thereby, and (ii) not to commence or participate in any claim or action against Senti, the Company or any of their affiliates relating to the negotiation, execution or delivery of the Senti Support Agreement or the Business Combination Agreement or the consummation of the Merger.
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
provided that, (a) with respect to the Extended
Lock-Up,
if the last reported sale price of the Class A Common Stock on Nasdaq, or any other national securities exchange on which the Class A Common Stock is then traded, is greater than or equal to $12.00 per share over any 20 trading days within any consecutive 30 trading day period commencing at least 330 days after the Closing Date, then the Extended
Lock-Up
shall be deemed to have expired with respect to each stockholder’s Class A Common Stock subject to that lock-up,
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2022, the Company entered into amendments to certain Senti Support Agreements to amend those agreements such that, among other things, the shares of Class A Common Stock of the relevant Senti Supporting Stockholders may not be transferred, subject to certain permitted transfers, for three years following the Closing (such period, “the Three Year
Lock-Up”).
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
Non-Redemption
Agreements
In connection with the execution of the Business Combination Agreement, the Sponsor, as the holder of 5,750,000 shares of Class B Common Stock (the Founder Shares (as defined in Note 5)), the Company and each of certain funds and accounts managed by Morgan Stanley Investment Management Inc., T. Rowe Price Group, Inc., The Invus Group, LLC and ARK Investment Management LLC and/or their respective investment funds (each, an “Investor”, and collectively, the “Investors”) entered into non-redemption
agreements in respect of the Public Shares held by the Investors (the
“Non-Redemption
Agreements”).
Pursuant to the
Non-Redemption
Agreements, each Investor agreed for the benefit of the Company (a) to not redeem the shares of Class A Common Stock beneficially owned by it, or any other shares, capital stock or other equity interests, as applicable, of the Company, which it held on the date of the
Non-Redemption
Agreement (the “Investor Shares”), and (b) to not, among other things, sell, encumber or otherwise transfer the Investor Shares other than in connection with non-discretionary
ETF or mutual fund pro rata rebalancing transfers. In connection with these commitments from the Investors, the Sponsor agreed to forfeit
 965,728
shares of its Class B Common Stock and the Company agreed to cancel such shares and concurrently issue to the Investors an equivalent number of shares of Class A Common Stock, in each case, at or promptly following the consummation of the Merger. The shares of Class A Common Stock to which the Investors were entitled as at the date the Non-Redemption Agreements were signed represented approximately 11.111% of the Investors’ aggregate holdings of Public Shares as at such date.

On May 9, 2022, the Company, the Sponsor and the Investors agreed to amend the Non-Redemption Agreements such that the number of shares of Class A Common Stock to which each Investor may be entitled equals 11.111% of the number of Public Shares held by the Investor at the time the Merger is consummated (as opposed to when the Non-Redemption Agreement was signed). As at April 29, 2022, 7,968,483 shares of Class A Common Stock, in the aggregate, were subject to
Non-Redemption
Agreements. Accordingly, as at April 29, 2022, it is anticipated that 885,377 shares of Class A Common Stock will be issued to Investors and an equivalent number of shares of Class B Common Stock will be forfeited by the Sponsor and canceled by the Company
(as opposed to 965,728 shares, as was the case prior to such amendments to the Non-Redemption Agreements).
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Investor Rights Agreement will also restrict the ability of each stockholder who is a party thereto (other than the Company) to transfer its shares of Class A Common Stock (or any securities convertible into or exercisable or exchangeable for shares of Class A Common Stock) for, subject to certain permitted transfers and depending on the stockholder, a period of one year following the Closing Date (the “12 Month
Lock-Up”)
or a period of 18 months following the Closing Date (the “18 Month
Lock-Up”);
provided that (i) the foregoing restrictions shall not apply to any shares of Class A Common Stock purchased pursuant to the Subscription Agreements and (ii)(A) in respect of the 12 Month
Lock-Up,
if the last reported sale price of the Class A Common Stock on Nasdaq, or any other national securities exchange on which the Class A Common Stock is then traded, is greater than or equal to $12.00 per share over any 20 trading days within any consecutive 30 trading day period commencing at least 150 days after the Closing Date, then the 12 Month
Lock-Up
shall be deemed to have expired with respect to each stockholder’s Class A Common Stock subject to that lock-up;
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
Going Concern
As of March 31, 2022, the Company had $396,693 in cash held outside of the Trust Account and a working capital deficit of $3,224,077. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans (including in respect of the Senti Business Combination). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Senti Business Combination, as discussed above. There is no assurance that the Company’s plans to consummate the Senti Business Combination (or any other Business Combination) will be successful or successful within the Combination Period. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary, Merger Sub, after elimination of any intercompany transactions and balances as of March 31, 2022 and December 31, 2021.
Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form
10-K
as filed with the SEC on March 7, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
The
Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $396,693 and $889,323, respectively.
Investments Held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Public Shares sold in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Investor Shares (see Note 1) are classified as temporary equity within Class A Common Stock subject to redemption in the Company’s unaudited condensed consolidated balance sheet. The
Non-Redemption
Agreements are terminated in the event that the Business Combination Agreement as described above is terminated. As such, the Company determined that the
Non-Redemption
Agreements are contingent upon the successful completion of the Senti Business Combination. In the event that the Senti Business Combination is not successful, the
Non-Redemption
Agreements are terminated, and the Investors would again have the right to redeem the Investor Shares. As such, the
Company
determined that the
Non-Redemption
Agreements would not change the nature of the underlying shares as redeemable.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

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
As noted in Note 1, subsequent to the Initial Public Offering, the underwriter agreed on December 17, 2021 to waive $1,000,000 of its deferred underwriting fees of $8,050,000, thereby reducing those fees to $7,050,000; thus, the offering costs related to the Company’s Initial Public Offering amounted to $12,198,430.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since incep tion.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock
Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2022		For the period from March 1, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net loss	$(1,054,241)	$(255,608)	$—	$(1,178)

Denominator:
Basic and diluted weighted average shares outstanding	23,715,500	5,750,000	—	5,000,000
Basic and diluted net loss per share	$(0.04)	$(0.04)	$—	$(0.00)
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 8, 2021, the Sponsor was issued 5,750,000 shares (the “Founder Shares”) of Class B Common Stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares of Class B Common Stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares) (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering, which it did not). The underwriter fully exercised the over-allotment option on May 28, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the
Non-Redemption
Agreements (see Note 1), it is anticipated that the Sponsor will forfeit
 885,377
Founder Shares and the Company will cancel such Founder Shares and concurrently issue to the Investors an equivalent number of shares of Class A Common Stock, in each case, at or promptly following the consummation of the Merger.
The Company evaluated the forfeiture and cancellation of the Founder Shares by the Sponsor and concurrent issuance of an equivalent number of shares of Class A Common Stock to the Investors in accordance with Staff Accounting Bulletin Topic 5A. The forfeiture and cancellation of the Founder Shares by the Sponsor and concurrent issuance of an equivalent number of shares of Class A Common Stock to the Investors has not been transacted as of March 31, 2022 and will not occur until at or promptly following the consummation of the Merger. As such, any expense associated with the issuance of the shares of Class A Common Stock to the Investors would be recognized at the date of issuance (i.e., upon consummation of the Merger).
Promissory Note - Related Party
On March 8, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. In April 2021, the Company borrowed $250,000 under the Promissory Note which was repaid in full on May 26, 2021.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $2,000,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The shares would be identical to the Private Placement Shares. There was no outstanding balance of Working Capital Loans as of March 31, 2022 and December 31, 2021.
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Shares and any Class A Common Stock issuable upon conversion of any Working Capital Loans have registration rights pursuant to a registration and stockholder rights agreement signed in connection with the Company’s Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
In addition, it is anticipated that each signatory to the Investor Rights Agreement (see Note 1), other than the Company, will be granted certain registration rights with respect to their respective shares of Class A Common Stock when that agreement is signed (which is expected to occur at Closing). Further, shares of Class A Common Stock issued to the private investors making Subscriptions will have registration rights pursuant to the Subscription Agreements following the consummation of the Business Combination.
Underwriters Agreement
The Company granted the underwriter of its Initial Public Offering a
45-day
option to purchase up to 3,000,000 additional shares of Class A Common Stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised the over-allotment option in full on May 28, 2021.
The underwriter was paid a cash underwriting fee of $0.20 per share, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $8,050,000 in the aggregate was payable to the underwriter for deferred underwriting commissions. On December 17, 2021, the underwriter agreed to waive its right to $1,000,000 of the fee payable by the Company for deferred underwriting commissions. The waived fee was recorded to accumulated deficit. The revised deferred underwriting fee of $7,050,000 will become payable to the underwriter from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Financial Advisor Agreement
On December 16, 2021, the Company entered into an agreement (the “Financial Advisor Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) for financial advisory services in connection with the Senti Business Combination, which services Morgan Stanley had been engaged to provide, and which services Morgan Stanley had provided, since August 4, 2021. The Financial Advisor Agreement shall terminate automatically on December 16, 2022 unless terminated earlier, with or without cause, by either the Company or Morgan Stanley. The Company will pay Morgan Stanley a fee of $1,000,000 upon the consummation of the Company’s proposed initial business combination with Senti.
Placement Agent Agreement
On September 21, 2021, the Company entered into an agreement (the “Placement Agent Agreement”) with Morgan Stanley, J.P. Morgan Securities LLC and BofA Securities, Inc. (together, the “Placement Agents”) for services in connection with the placement of shares of the Company’s Class A Common Stock to certain private investors which is anticipated to occur concurrently with the completion the Senti Business Combination (i.e. the Subscriptions – see Note 1). The Placement Agent Agreement shall terminate automatically on August 28, 2022 unless terminated earlier, with or without cause, by either the Company or any Placement Agent (as to itself only). The Company will pay to the Placement Agents a total fee equal to 4.0% of the aggregate price at which the shares of the Company’s Class A Common Stock are sold to the private investors in the Subscriptions, which fee shall be payable upon the consummation of the placement of the shares. Each of the Placement Agents will receive 33.3% of the fee.

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Combination Agreement
As set forth in Note 1, the Company has entered into the Business Combination Agreement with Merger Sub and Senti pursuant to which, among other things, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company. The Company has also entered into various ancillary transaction documents to give effect to the Merger, which are described throughout this Quarterly Report.
NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,715,500 shares of Class A common stock issued and outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption. Despite the Non-Redemption Agreements discussed in Note 1, it is possible, in certain limited circumstances, for the Investors to transfer their Public Shares, and a transfer of such shares to a third party who is not bound by a
Non-Redemption
Agreement would render such shares subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of the 5,750,000 shares of Class B common stock originally issued, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). The over-allotment option was exercised in full on May 28, 2021; thus, these shares are no longer subject to forfeiture.
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

DYNAMICS SPECIAL PURPOSE CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$230,031,946	$230,031,946	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$230,008,784	$230,008,784	$—	$—
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the amendments to the Non-Redemption Agreements discussed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References
in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dynamics Special Purpose Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Dynamics Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s most recent Annual Report on
10-K,
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Recent Developments
On December 19, 2021, we entered into the Business Combination Agreement with Merger Sub and Senti. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company. Upon the Closing, the Company will change its name to “Senti Biosciences, Inc.” and its ticker symbol on the Nasdaq Global Market, where it expects to be listed, is expected to change to “SNTI.”
The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Senti. We intend to effectuate our proposed initial business combination with Senti using a combination of cash from the proceeds of our Initial Public Offering (and the concurrent private placement of shares to our Sponsor), the proceeds of the sale of our shares to private investors in connection with our initial business combination (the Subscriptions) and shares issued to the current owners of Senti.

For further information regarding the Business Combination Agreement and our proposed initial business combination with Senti, please refer to “
Part I, Item 1. Business
” of our Annual Report on Form
10-K,
which was filed with the SEC on March 7, 2022, and the Current Report on Form
8-K
announcing the proposed business combination, which was filed with the SEC on December 20, 2021.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities to date were organizational activities, those necessary to prepare for our Initial Public Offering, and, after our Initial Public Offering, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with Senti, which we anticipate will give effect to our initial business combination. We do not expect to generate any operating revenues (if any) until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held following our Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) and we incurred expenses for due diligence in connection with identifying Senti as the target company for our initial business combination.
For the three months ended March 31, 2022, we had a net loss of $1,309,849, which resulted from professional fees and other expenses of $1,282,742 and franchise tax expense of $50,269, partially offset by interest and dividend income on investments in the Trust Account of $23,162.
For the period from March 1, 2021 (inception) through March 31, 2021, we had a net loss of $1,178, which resulted from operating and formation costs of $1,178.
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
For the three months ended March 31, 2022, net cash used in operating activities was $492,630, which was primarily due to our net loss of $1,309,849, and non-cash
interest and dividend income on investments held in the trust account of $23,162 offset in part by a changes in working capital accounts of $840,381.
For the period from March 1, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to our net loss of $1,178, offset in part by the payment of operating and formation costs by an affiliate of our Sponsor of $150 and changes in working capital of $1,028.
As of March 31, 2022, we had cash of $396,693 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our proposed initial business combination with Senti.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting fees), to complete our initial business combination with Senti. We may withdraw interest income (if any) to pay franchise and income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amount held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our proposed initial business combination with Senti, the remaining amount held in the Trust Account will be used as working capital to finance the operations of Senti, to make other acquisitions and to pursue our growth strategies.

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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022 and December 31, 2021.
Contractual Obligations
Underwriters Agreement
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
In addition, it is anticipated that each signatory to the Investor Rights Agreement, other than the Company, will be granted certain registration rights with respect to their respective shares of Class A Common Stock. Further, shares of Class A Common Stock issued to the private investors making Subscriptions will have registration rights pursuant to the Subscription Agreements following the consummation of the proposed business combination with Senti.
Business Combination Agreement
As set forth in Note 1 of the accompanying financial statements, we have entered into the Business Combination Agreement with Merger Sub and Senti pursuant to which, among other things, Merger Sub will merge with and into Senti, with Senti surviving as a wholly-owned subsidiary of the Company. We have also entered into various ancillary transaction documents to give effect to the Merger, which are described throughout this Quarterly Report.
Critical Accounting Policies
The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
. Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheet. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Common Stock subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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
Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As noted above, the identification of this material weakness resulted in the restatement of the Company’s audited financial statement as of May 28, 2021 and its unaudited financial statements as of and for the periods ended June 30, 2021 and September 30, 2021
.

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
There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
As disclosed in Amendment No. 1 to the Company’s Registration Statement on Form
S-4,
filed with the SEC on April 1, 2022, on March 8, 2022, in connection with the proposed business combination with Senti, a purported shareholder of the Company sent a demand letter to the Company’s and Senti’s counsel, alleging that the Registration Statement on Form
S-4
filed with the SEC by the Company on February 14, 2022 omitted material information with respect to the proposed business combination, and demanding that the Company and its board of directors immediately make certain supplemental corrective disclosures to address the alleged deficiencies. The Company believes that the claims described in the demand letter are without merit.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form
10-K,
as filed with the SEC on March 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 7, 2022.

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

Dynamics Special Purpose Corp.

Date: May 16, 2022	By:	/s/ Mostafa Ronaghi
Mostafa Ronaghi
Chief Executive Officer

Dynamics Special Purpose Corp.

Date: May 16, 2022	By:	/s/ Mark Afrasiabi
Mark Afrasiabi
Chief Financial Officer