Form 10-Q
period 2022-09-30
Senti Biosciences, Inc.
filed 2022-11-10
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022 there were 43,857,077 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

SENTI BIOSCIENCES, INC.

i

PART 1 - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$114,940	$56,034
Accounts receivable	846	483
Prepaid expenses and other current assets	3,975	3,676
Total current assets	119,761	60,193
Restricted cash	3,295	3,257
Property and equipment, net	47,259	12,368
Operating lease right-of-use assets	18,883	20,708
Other long-term assets	243	176
Total assets	$189,441	$96,702
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$1,768	$5,187
Early exercise liability, current portion	135	626
Deferred revenue	99	1,656
Accrued expenses and other current liabilities	11,913	5,331
Operating lease liabilities	1,922	1,743
Total current liabilities	15,837	14,543
Operating lease liabilities, net of current portion	32,173	20,988
Contingent earnout liability	909	—
Early exercise liability, net of current portion	179	619
Deferred revenue, net of current portion	—	176
Total liabilities	49,098	36,326
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (A and B), $0.0001 par value; zero and 19,517,990 shares authorized at September 30, 2022 and December 31, 2021; zero and 19,517,988 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of zero and $163.8 million at September 30, 2022 and December 31, 2021, respectively	—	171,833
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at September 30, 2022 and December 31, 2021; zero and zero shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 27,006,600 shares authorized at September 30, 2022 and December 31, 2021; 43,638,917 and 2,972,409 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	—
Additional paid-in capital	295,415	3,619
Accumulated deficit	(155,076)	(115,076)
Total stockholders’ equity (deficit)	140,343	(111,457)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$189,441	$96,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Contract revenue	$1,516	$926	$3,477	$1,748
Grant income	250	177	750	220
Total revenue	1,766	1,103	4,227	1,968

Operating expenses
Research and development	8,056	5,410	24,904	15,548
General and administrative	10,795	7,116	29,936	15,981
Total operating expenses	18,851	12,526	54,840	31,529
Loss from operations	(17,085)	(11,423)	(50,613)	(29,561)

Other income (expense)
Interest income, net	542	5	573	7
Change in fair value of contingent earnout liability	(99)	—	8,779	—
Gain on extinguishment of convertible notes	—	—	1,289	—
Change in preferred stock tranche liability	—	—	—	(14,742)
Loss on impairment of fixed assets	—	(9)	—	(9)
Other income (expense)	2	21	(28)	(110)
Total other income (expense), net	445	17	10,613	(14,854)
Net loss and comprehensive loss	$(16,640)	$(11,406)	$(40,000)	$(44,415)
Net loss per share, basic and diluted	$(0.38)	$(3.90)	$(1.99)	$(15.33)
Weighted-average shares outstanding, basic and diluted	43,424,172	2,925,957	20,150,459	2,897,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	11,536,136	$89,662	2,838,376	$—	$1,044	$(59,757)	$(58,713)
Issuance of Series B redeemable convertible preferred stock, net of preferred stock tranche liability of $33 thousand and issuance costs of $6 thousand	277,977	2,294	—	—	—	—	—
Exercise of options of common stock	—	—	563,460	—	1,432	—	1,432
Early exercise of common stock options	—	—	(512,670)	—	(1,329)	—	(1,329)
Stock-based compensation	—	—	—	—	372	—	372
Net loss	—	—	—	—	—	(21,002)	(21,002)
Balance as of March 31, 2021	11,814,113	91,956	2,889,166	—	1,519	(80,759)	(79,240)
Issuance of Series B redeemable convertible preferred stock, including extinguishment of preferred stock tranche liability of $15.2 million	7,703,875	79,877	—	—	—	—	—
Exercise of options of common stock	—	—	12,891	—	21	—	21
Vesting of early exercise of common stock options	—	—	13,099	—	28	—	28
Stock-based compensation	—	—	—	—	562	—	562
Net loss	—	—	—	—	—	(12,007)	(12,007)
Balance as of June 30, 2021	19,517,988	171,833	2,915,156	—	2,130	(92,766)	(90,636)
Exercise of options of common stock	—	—	7,572	—	19	—	19
Vesting of early exercise of common stock options	—	—	13,099	—	28	—	28
Stock-based compensation	—	—	—	—	626	—	626
Net loss	—	—	—	—	—	(11,406)	(11,406)
Balance as of September 30, 2021	19,517,988	$171,833	2,935,827	$—	$2,803	$(104,172)	$(101,369)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	19,517,988	$171,833	2,972,409	$—	$3,619	$(115,076)	$(111,457)
Exercise of options of common stock	—	—	172,606	—	422	—	422
Vesting of early exercise of common stock options	—	—	143,524	—	375	—	375
Stock-based compensation	—	—	—	—	661	—	661
Net loss	—	—	—	—	—	(11,808)	(11,808)
Balance as of March 31, 2022	19,517,988	171,833	3,288,539	—	5,077	(126,884)	(121,807)
Conversion of redeemable convertible preferred stock into common stock in connection with the Reverse Recapitalization, net of transaction costs	(19,517,988)	(171,833)	19,517,988	2	171,833	—	171,835
Issuance of common stock upon Reverse Recapitalization, net of transaction costs	—	—	19,975,963	2	112,180	—	112,182
Contingent earnout liability recognized upon closing of the Reverse Recapitalization	—	—	—	—	(9,688)	—	(9,688)
Cancellation and exchange of convertible note in connection with Reverse Capitalization	—	—	517,500	—	5,184	—	5,184
Gain recognized on fair value of embedded derivative after cancellation and exchange of convertible note	—	—	—	—	(1,289)	—	(1,289)
Exercise of options of common stock	—	—	27,233	—	74	—	74
Vesting of early exercised common stock options	—	—	41,047	—	102	—	102
Stock-based compensation	—	—	—	—	9,225	—	9,225
Net loss	—	—	—	—	—	(11,552)	(11,552)
Balance as of June 30, 2022	—	—	43,368,270	4	292,698	(138,436)	154,266
Common Stock Purchase Agreement fee settled in common stock	—	—	100,000	—	196	—	196
Additional Reverse Recapitalization transaction costs	—	—	—	—	(223)	—	(223)
Vesting of early exercise of common stock options	—	—	170,647	—	454	—	454
Stock-based compensation	—	—	—	—	2,290	—	2,290
Net loss	—	—	—	—	—	(16,640)	(16,640)
Balance as of September 30, 2022	—	$—	43,638,917	$4	$295,415	$(155,076)	$140,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(40,000)	$(44,415)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	948	543
Amortization of operating lease right-of-use assets	2,028	1,433
Gain on extinguishment of convertible notes	(1,289)	—
Change in fair value of contingent earnout liability	(8,779)	—
Change in preferred stock tranche liability	—	14,742
Stock-based compensation expense	12,176	1,560
Loss on write-off of fixed assets	13	9
Issuance of common stock for Common Stock Purchase Agreement fee	196	—
Other non-cash charges	8	—
Changes in assets and liabilities:
Accounts receivable	(363)	(345)
Prepaid expenses and other assets	(1,837)	(1,581)
Accounts payable	93	1,716
Accrued expenses and other current liabilities	1,488	2,416
Deferred revenue	(1,733)	2,232
Operating lease liabilities	11,161	(974)
Net cash from operating activities	(25,890)	(22,664)
Cash flows from investing activities
Purchases of property and equipment	(32,841)	(1,558)
Net cash from investing activities	(32,841)	(1,558)
Cash flows from financing activities
Proceeds from Merger and related PIPE financing, net of transaction costs	111,979	—
Proceeds from issuance of common stock upon exercise of stock options	521	1,460
Proceeds from issuance of convertible notes	5,175	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	66,952
Net cash from financing activities	117,675	68,412
Net change in cash and cash equivalents	58,944	44,190
Cash, cash equivalents, and restricted cash, beginning of the year	59,291	31,034
Cash, cash equivalents, and restricted cash, end of the year	$118,235	$75,224

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$114,940	$73,692
Restricted cash	3,295	1,532
Total cash, cash equivalents and restricted cash	$118,235	$75,224

Supplemental disclosures of noncash financing and investing items
Purchase of property and equipment in accounts payable and accrued expenses	$7,360	$1,092
Recognition of Series B preferred stock tranche liability	$—	$33

	Nine Months Ended September 30,
	2022	2021
Extinguishment of Series B preferred stock tranche liability	$—	$15,210
Deferred transaction costs related to pending business combination in accounts payable and accrued expenses	$—	$140
Receivables in transit from issuance of common stock upon exercise of stock options	$—	$12
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Senti Biosciences, Inc. and its subsidiaries, (the “Company” or “Senti”), is a biotechnology company that was founded to create a new generation of smarter medicines that outmaneuver complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with what the Company refers to as “gene circuits.” These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
On June 8, 2022 (the “Closing Date”), Dynamics Special Purpose Acquisition Corp. (“Dynamics” or “DYNS”) consummated a merger pursuant to which Explore Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Dynamics, merged with and into Senti Sub I, Inc., formerly named Senti Biosciences, Inc. (“Legacy Senti”), with Legacy Senti surviving as a wholly-owned subsidiary of Dynamics (such transactions, the “Merger,” and, collectively with the other transactions described in the merger agreement (as defined below, the “Reverse Recapitalization”)). As a result of the Merger, Dynamics was renamed Senti Biosciences, Inc.
Refer to Note 3, Reverse Recapitalization, for further details of the Merger.
Liquidity and Going Concern
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company has financed its operations primarily through a Reverse Recapitalization, the sale of equity securities and convertible debt and, to a lesser extent, through collaboration agreements and governmental grants. At September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $155.1 million and $115.1 million, respectively. The Company’s net losses were $40.0 million and $44.4 million for the nine months ended September 30, 2022 and 2021, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of September 30, 2022, the Company had cash, cash equivalents and restricted cash of $118.2 million. Based on the cash and cash equivalents on hand, the Company believes its combined cash and cash equivalents will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or any other period. The December 31, 2021 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and the related notes included in the Company’s Registration Statement on Form S-1, filed with the SEC on September 12, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2022, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2021, except as discussed below.
Contingent Earnout Equity
In connection with the Reverse Recapitalization and pursuant to the Merger dated as of June 8, 2022 by and among the Merger Sub and Legacy Senti, former holder of the Legacy Senti common stock and Legacy Senti preferred stock are entitled to receive as additional consideration of up to 2,000,000 shares of the Company’s Common Stock (the “Contingent Earnout Shares”), comprised of two separate tranches of 1,000,000 shares per tranche, for no consideration upon the achievement of certain share price milestones within a period of two and three years. The Contingent Earnout Shares are a form of dividend for holders of Legacy Senti common stock and Legacy Senti preferred stock. If there is a change of control within the three-year period following the closing of the Merger that results in a per share price equal to or in excess of certain share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. In accordance with ASC 815-40, Derivatives and Hedging, as certain terms of the contingent earnout shares were not indexed to the common stock, equity treatment is precluded and liability classification is required at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

comprehensive loss. A portion of the earnout shares were granted to holders of Legacy Senti common stock that are subject to repurchase, and as of the date of the Merger were accounted for as stock-based compensation and expensed as there was no remaining service period.
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
Recent Accounting Standards
The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
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
Former holders of the Legacy Senti common stock and preferred stock are eligible to receive up to an aggregate of 2,000,000 additional shares of the Company’s common stock in the aggregate in two equal tranches of 1,000,000 shares if the volume-weighted average closing sale price of the common stock is greater than or equal to $15.00 and $20.00, respectively, for any 20 trading days within any 30 consecutive trading day period. The first and second tranche term is two and three years, respectively, from the closing of the Merger. If there is a change of control within the three-year period following the closing of the Merger that results in a per share price equal to or in excess of the $15.00 and $20.00 share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. Refer to Note 8, Stockholders’ Equity (Deficit), for further details of the contingent earnout liability.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Dynamics was treated as the acquired company for financial reporting purposes and Legacy Senti was treated as the acquiror. This determination was primarily based on the fact that subsequent to the Merger, the Legacy Senti stockholders hold a majority of the voting rights of the combined company, Legacy Senti comprises all of the ongoing operations of the combined company, Legacy Senti comprises a majority of the carryover governing body of the combined company, and Legacy Senti’s senior management comprises all of the senior management of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Senti issuing shares for the net assets of Dynamics, accompanied by a recapitalization. The net assets of Dynamics were stated at historical costs. No goodwill or other intangible assets were recorded. Operations prior to the Merger are those of Legacy Senti.
In connection with the Merger, the Company raised $140.7 million in proceeds from the Merger and related PIPE Financing, including the Bayer convertible note cancellation and exchange. Transaction costs totaling $23.5 million consisting of banking, legal, and other professional fees were deducted from the funds raised, of which $4.8 million was incurred by the Company and the remainder by Dynamics. In addition, there were no unpaid transaction costs included in accounts payable and accrued expenses as of September 30, 2022.
4. Fair Value Measurements
The following tables summarize the estimated value of cash equivalents and restricted cash (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market fund	$114,940	$—	$—	$114,940
Restricted cash:
Money market fund	3,295	—	—	3,295
Total	$118,235	$—	$—	$118,235

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market fund	$56,034	$—	$—	$56,034
Restricted cash:
Money market fund	3,257	—	—	3,257
Total	$59,291	$—	$—	$59,291
Financial assets and liabilities measured and recognized at fair value are as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$114,940	$—	$—	$114,940
Restricted cash:
Money market fund	3,295	—	—	3,295
Total Assets	$118,235	$—	$—	$118,235
Liabilities:
Contingent earnout liability	$—	$—	$909	$909
Total Liabilities	$—	$—	$909	$909

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$56,034	$—	$—	$56,034
Restricted cash:
Money market fund	3,257	—	—	3,257
Total Assets	$59,291	$—	$—	$59,291
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Contingent Earnout Liability
Fair value as of December 31, 2021	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	(9,688)
Change in fair value included in other income (expense)	8,779
Fair value as of September 30, 2022	$(909)
The fair value of the Contingent Earnout Liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In determining the fair value of the Contingent Earnout Liability, the Company used a Monte Carlo simulation value model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. Refer to Note 8, Stockholders’ Equity (Deficit), for further details of the Contingent Earnout.
Preferred Stock Tranche Liability
The subsequent fair values of the preferred stock tranche liability recognized in connection with the issuance of Series B redeemable convertible preferred stock were determined with the assistance of a third-party valuation specialist using significant inputs not observable in the market which constitute Level 3 measurements within the fair value hierarchy.
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
The $15.2 million value of the tranche rights acquired on May 14, 2021 was determined using the current value method as both tranches were called by the Company on the valuation date. The following reflects the significant quantitative inputs used in the valuation of the preferred stock tranche liability as of May 14, 2021 using a weighted comparable guideline IPO (high and low) and special purpose acquisition company (“SPAC”) transactions for the public scenario and the Black-Scholes pricing model for the staying-private scenario:

	May 14, 2021
	Tranches 2 and 3
	Public Scenario	Staying-Private Scenario
	Call	Call
Estimated fair value of Series B redeemable convertible preferred stock	$2.18	$1.58
Scenario weighting	75.0%	25.0%
Value of each tranche feature	$1.637	$0.395
Weighted-average value of Series B redeemable convertible preferred stock	$2.032
The following table provides a roll-forward of the change in the preferred stock tranche liability (in thousands):

Preferred Stock Tranche Liability
Balance as of December 31, 2020	$435
Recognition of tranche rights from January 2021 issuance	33
Change in fair value	14,742
Tranche liability extinguishment	(15,210)
Balance as of December 31, 2021	$—

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses (including prepaid rent)	$2,277	$798
Deposits	1,642	1,157
Reverse Recapitalization deferred offering costs	—	1,446
Other	56	275
Total prepaid expenses and other current assets	$3,975	$3,676
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lab equipment	$7,762	$4,988
Leasehold improvements	1,876	431
Computer equipment and software	375	262
Furniture and fixtures	325	294
Construction in progress	39,473	8,048
Property and equipment at cost	49,811	14,023
Less: accumulated depreciation	(2,552)	(1,655)
Property and equipment, net	$47,259	$12,368
Depreciation totaled $0.9 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively and $0.4 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued professional and service fees related to facility construction	$6,828	$605
Accrued professional and service fees other	2,465	1,950
Accrued employee-related expenses	2,566	2,665
Other accrued expenses	54	111
Total accrued expenses and other current liabilities	$11,913	$5,331
6. Operating Leases
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”) that commenced on July 30, 2021. The corporate headquarters lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provides for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, to be disbursed by the landlord no later than December 31, 2023. The Company is deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance is considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,326	$1,110	$3,976	$2,469
Short-term lease cost	20	—	50	—
Variable lease cost	184	160	537	564
Total lease cost	$1,530	$1,270	$4,563	$3,033

	Nine Months Ended September 30,
	2022	2021
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$9,225	$(1,995)
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$202	$9,825
Weighted-average remaining lease term	8.2 years	7.9 years
Weighted-average discount rate	9.1%	9.1%
For the nine months ended September 30, 2022, the Company received $11.3 million and has received $11.3 million inception-to-date of the $17.5 million tenant improvement allowance.
As of September 30, 2022 and 2021, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Maturities of the Company’s lease liabilities as of September 30, 2022, were as follows (in thousands):

2022, for the remainder of the year	$697
2023	6,272
2024	7,265
2025	7,489
2026	7,723
Thereafter	30,229
Total undiscounted lease payments	59,675
Less imputed interest	(19,402)
Tenant improvement allowance remaining	(6,178)
Total lease liabilities	$34,095
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
The Company’s redeemable convertible preferred stock consisted of the following as of December 31, 2021 (in thousands, except share and per share amounts):

	December 31, 2021
	Issue Price Per Share	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	$1.6427	6,888,563	6,888,563	$57,408	$57,822
Series B	$1.6427	12,629,427	12,629,425	114,425	106,012
Total		19,517,990	19,517,988	$171,833	$163,834
In connection with the Merger, all previously issued and outstanding redeemable convertible preferred stock was converted into an equivalent number of shares of common stock of the Company on a one-to-one basis, then multiplied by the Exchange Ratio pursuant to the Merger Agreement. Refer to Note 3, Reverse Recapitalization, for further details of the Merger.
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through September 30, 2022, no cash dividends have been declared or paid.
At September 30, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 and 27,006,600 shares of common stock, respectively all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	September 30,	December 31,
	2022	2021
Series A and B redeemable convertible preferred stock	—	19,517,988
Common Stock Purchase Agreement	8,627,049	—
Common stock options issued and outstanding	8,757,118	2,291,838
Common stock shares available for future issuance under equity plans	4,514,977	717,617
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	592,584	—
Unvested early exercised common stock	118,160	473,373
Total	22,609,888	23,000,816
On June 8, 2022, upon the Closing, all of the outstanding redeemable convertible preferred stock was converted to Common Stock pursuant to the conversion rate effective immediately prior to the Merger and the Exchange Ratio and the remaining amount was reclassified to additional paid-in capital. Refer to Note 3, Reverse Recapitalization, for further details of the Merger.
Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative,

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2022.
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to Chardan under the Purchase Agreement more than 8,727,049 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 100,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee. The Company recognized an expense of $0.7 million within general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the Chardan related costs and legal fees incurred in connection with the agreement.
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company had not issued any shares of its common stock to raise capital under the Purchase Agreement as of September 30, 2022.
Subsequent to September 30, 2022, and through the date of this filing, the Company sold 100,000 shares of common stock, for aggregate net proceeds of $0.4 million, under the Purchase Agreement.
Contingent Earnout Equity
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of common stock quoted on the Nasdaq (or the exchange on which the shares of common stock are then listed) is greater or equal to $15.00 and $20.00, respectively over any twenty trading days within any thirty-day trading period. The first and second tranche term is two and three years, respectively, from the closing of the Merger. If there is a change of control within the three-year following the closing of the Merger that results in a per share price equal to or in excess of the $15.00 and $20.00 share price milestones not previously met, then Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock.
The estimated fair value of the total Contingent Earnout Shares at the Closing on June 8, 2022, was $9.8 million based on a Monte Carlo simulation valuation model. Of this amount, $9.7 million was accounted for as a Contingent Earnout Liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the common stock of the Company. The remaining balance of $0.1 million relates to holders of Legacy Senti common stock that are subject to repurchase were accounted for as stock-based compensation and recorded as an expense, as there was no remaining service period. The Contingent Earnout Liability was remeasured to fair value as of September 30, 2022, resulting in the recording of a non-cash loss of $0.1 million and gain of $8.8 million for the three and nine months ended September 30, 2022, classified

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

within change in fair value of contingent earnout liability in the condensed consolidated statements of operations and comprehensive loss.
Assumptions used in the valuation are described below:

	June 08, 2022	September 30, 2022

Current stock price	$7.51	$2.17
Expected share price volatility	81.0%	87.0%
Risk-free interest rate	2.94%	4.24%
Estimated dividend yield	0.0%	0.0%
Expected term (years)	3.0	2.7

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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
For the three months ended September 30, 2022 and 2021, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of $0.7 million and $0.5 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recorded revenue, which was previously included in the deferred revenue at the beginning of each period, of $1.7 million and $0.8 million, respectively. Contract asset balances related to unbilled revenue for our collaboration agreements were zero as of September 30, 2022 and 2021, and are presented within prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
Entity-wide information
During the three months ended September 30, 2022, Customers A and B accounted for 86% and 14%, respectively, of revenue. During the three months ended September 30, 2021, Customers A and B accounted for 83% and 16%, respectively, of revenue. During the nine months ended September 30, 2022, Customers A and B accounted for 82% and 18%, respectively, of revenue. During the nine months ended September 30, 2021, Customer A and B accounted for 85% and 11%, respectively, of revenue.
All revenues were generated in the United States for the three and nine months ended September 30, 2022 and 2021.
10. Stock-Based Compensation
On June 8, 2022, upon the Merger, the Company adopted a 2022 Stock Incentive Plan (the “2022 Plan”) authorizing the grant of incentive stock options (“ISOs”), to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2022, the Company is authorized to issue up to 2,492,735 shares of common stock under the 2022 Plan in which the exercise price of an ISO and NSO shall not be less than 100% of the fair market value of a common stock share on the date

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair value of the common stock share on the date of grant. Stock options awarded under the Plan expire ten years after the grant date. On January 1 of each year commencing January 1, 2023, the 2022 Plan will automatically increase by 5% of the outstanding number of shares of common stock of the Company on December 31 or such lesser number of shares as approved by the Company’s board of directors.
The 2022 Plan replaced the Legacy Senti 2016 Stock Incentive Plan (the “2016 Plan”). As of June 8, 2022 and December 31, 2021, Legacy Senti was authorized to issue up to 12,828,363 shares of common stock under the 2016 Plan. Following the Merger, no additional stock awards will be granted under the 2016 Plan. All awards previously granted and outstanding as of the effective date of the Merger, were adjusted to reflect the impact of the Merger as described in Note 3, Reverse Recapitalization, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan.
On August 5, 2022, the Company adopted a 2022 Inducement Equity Plan (the “2022 Inducement Plan”) authorizing the grant of non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to persons not previously an employee of the Company and its affiliates. As of September 30, 2022, the Company is authorized to issue up to 2,000,000 shares of common stock under the 2022 Inducement Plan in which the exercise price of a stock option or SAR shall not be less than 100% of the fair market value of a common stock share on the date of grant. Stock options and SARs awarded under the Plan expire ten years after the grant date.
The following table summarizes the Company’s stock option activity, excluding performance and market awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,291,838	$4.39	9.1	$11,304
Granted	1,510,059	$1.83	—	$—
Exercised	(199,807)	$2.49	—	$—
Forfeited	(529,221)	$3.16	—	$—
Outstanding at September 30, 2022	3,072,869	$3.46	9.1	$527
Vested and exercisable at September 30, 2022	583,348	$4.01	8.1	$29
Early Exercise of Stock Options into Restricted Stock
For the nine months ended September 30, 2022 and 2021, the Company issued zero and 512,670 shares of common stock upon exercise of unvested stock options, respectively. As of September 30, 2022 and December 31, 2021, 118,160 and 473,373 shares were held by employees subject to repurchase at an aggregate price of $0.3 million and $1.2 million, respectively.
Performance Awards
In connection with the Merger, on December 19, 2021, Legacy Senti approved 8,400,892 performance awards to existing employees that vest contingent upon the satisfaction of both a four-year service condition and a performance condition tied to the consummation of the Merger. The awards and the associated recognition of stock-based compensation were contingent on the Merger being consummated. As of the approval date of the performance awards, Legacy Senti did not have sufficient common stock available for issuance. Upon the Merger, the Company increased the number of shares authorized and 6,796,074 awards were granted on June 8, 2022. Refer to Note 8, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	—	$—	—	$—
Granted	6,796,074	$9.92	—	$—
Forfeited	(1,427,573)	$9.92	—	$—
Outstanding at September 30, 2022	5,368,501	$9.92	9.2	$—
Vested and exercisable at September 30, 2022	—	$—	—	$—
Market Awards
In connection with the Business Combination Agreement with DYNS, on December 19, 2021, Legacy Senti approved 605,451 market awards to its co-founder and Chief Executive Officer, Dr. Timothy Lu, that vest contingent upon the satisfaction of all three of the following conditions: a service condition, a performance condition tied to the consummation of the Merger, and market conditions. The market condition is achieved in four tranches, where 25% of the options will vest when the trading price of the Company’s stock is above various thresholds of price per share. The award and the associated recognition of stock-based compensation are contingent on the Merger being consummated. As of the approval date, Legacy Senti did not have sufficient common stock available for issuance to allow for exercise of the stock options. Upon the Merger, the Company increased the number of shares authorized and 315,748 awards were granted on June 8, 2022. Refer to Note 8, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.
Employee Stock Purchase Plan
On June 8, 2022, upon the Merger, the Company adopted a 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company's common stock at a price equal to 85% of the lower of the fair market values of the stock on the first day of an offering or on the date of purchase. The Company recognizes stock-based compensation expenses related to purchase rights issued pursuant to its ESPP on a straight-line basis over the offering period, which is generally 24 months. The fair value of purchase rights under the ESPP are estimated on the date of grant using the Black-Scholes option valuation model. On January 1 of each year commencing January 1, 2023, the ESPP will automatically increase by 1% of the outstanding number of shares of common stock of the Company on December 31 or such lesser number of shares as approved by the Company’s board of directors.
The grant date of the initial offering was September 16, 2022, and that offering period shall end on November 15, 2024. The Company’s ESPP operates with rolling offering periods, so a new offering period will begin on November 16, 2022. As of September 30, 2022, the Company recorded a liability of $38 thousand related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Stock-Based Compensation Expense
In determining the fair value of the stock-based awards, the Company uses the assumptions below for the Black-Scholes option pricing model, which are subjective and generally require significant judgment.
Fair Value of Common Stock — The fair value of the shares of common stock has historically been determined by the Company’s board of directors as there was no public market for the common stock. The board of directors determined the fair value of the common stock by considering a number of objective and subjective factors, including: third-party valuations of the Company’s common stock, the valuation of comparable companies, the Company’s operating and financial performance, and general and industry-specific economic outlook, amongst other factors. As of the closing of the Merger and going forward, the fair value of common stock will be based on the publicly traded market value.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expected Term — The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
Volatility — The expected volatility is based on the average historical volatility of comparable publicly-traded peer companies, over a period equal to the expected term of the stock option grants, as the Company was not publicly traded prior to the Merger and does not have a trading history for its common stock for a sufficient period of time subsequent to the Merger.
Risk-free Rate — The risk-free rate assumption is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
Dividends — The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.
The assumptions used to determine the grant date fair value of non-market based, stock options granted were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2022	2021
Expected term (in years)	6.5	6.1
Expected volatility	79%	83%
Risk-free interest rate	3.0%	0.7%
Dividend yield	—	—
The assumptions used to determine the per-share fair value of shares to be granted under the ESPP were as follows:

Nine Months Ended September 30,
2022
Fair value per share	$0.84
Fair value per share of Common Stock	$1.60
Expected term (in years)	1.3
Expected volatility	88%
Risk-free interest rate	3.8%
Dividend yield	—
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$1,693	$542	$10,015	$1,361
Research and development	597	84	2,161	199
Total stock-based compensation expense	$2,290	$626	$12,176	$1,560
As of September 30, 2022, the total unrecognized stock-based compensation related to service, performance, and market-based options was approximately $23.9 million, expected to be recognized over a weighted-average period of 2.18 years and the total unrecognized stock-based compensation related to the ESPP was approximately $1.1 million, expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2021, the total unrecognized stock-based compensation was approximately $9.2 million, expected to be recognized over a weighted-average period of 3.1 years.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Income Tax
No provision for income taxes was recorded for the three and nine months ended September 30, 2022 and 2021, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s net operating losses generated to date.
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
12. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(16,640)	$(11,406)	$(40,000)	$(44,415)

Weighted-average shares used in computing net loss per share, basic and diluted	43,424,172	2,925,957	20,150,459	2,897,850
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(3.90)	$(1.99)	$(15.33)
The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three and Nine Months Ended September 30,
	2022	2021
Series A and B redeemable convertible preferred stock	—	19,517,988
Stock options to purchase common stock	8,757,118	1,815,431
Unvested early exercised options	118,160	499,571
Contingent earnout common stock	2,000,000	—
Total	10,875,278	21,832,990
13. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. Refer to Note 6, Operating Leases, for further details of the leases. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years.
In 2021, the Company began construction of the cGMP facility. As of September 30, 2022 the Company paid $29.3 million in construction costs of the $35.5 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination, the Company will be responsible for payment for work performed to date.
In 2021, the Company entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to acquire an exclusive or

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

non-exclusive license to develop, manufacture and commercialize cell therapy products. Refer to Note 14, Related Parties, for further details of the related parties. In consideration for the option, the Company is responsible for up to $10.0 million in costs and expenses incurred over the three-year term.
As of September 30, 2022, purchase commitments related to sponsored research agreements amounted to approximately $1.3 million.
The Company has entered into license agreements under which they are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Future milestone and royalty payments under these agreements are not considered contractual obligations since the payments under these agreements are contingent upon future events, such as the Company’s achievement of specified development, regulatory, and sales milestones, or generating product sales. As of September 30, 2022, the Company is unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
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
Indemnification
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
On June 8, 2022, in conjunction with the Merger, each outstanding share of preferred stock of Legacy Senti was cancelled and converted into the aggregate number of shares of the Company’s common stock that would be issued upon conversion of the shares of Legacy Senti preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by the Exchange Ratio, rounded down to the nearest whole share. As of September 30, 2022, no shares of preferred stock remain outstanding.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NEA
NEA held 4,429,725 and zero shares of common stock as of September 30, 2022 and December 31, 2021, respectively. NEA held zero and 2,642,934 shares of outstanding Series A redeemable convertible preferred stock as of September 30, 2022 and December 31, 2021, respectively, as well as zero and 536,791 shares of outstanding Series B redeemable convertible preferred stock, respectively. NEA held one of the seven seats on the Company’s Board of Directors as of September 30, 2022 and December 31, 2021.
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
As of September 30, 2022, Bayer held 5,878,488 shares of the Company’s common stock. As of December 31, 2021, Bayer held 5,360,988 shares of Series B redeemable convertible preferred stock and held one of the seven seats on the Board of Directors of Legacy Senti. Bayer’s parent company is Bayer AG, which served as the lead investor in our Series B financing through its Leaps by Bayer unit. Accordingly, Bayer is considered a related party.
15. Subsequent Events
On October 13, 2022, the Company sold 100,000 shares of common stock to Chardan pursuant to the Common Stock Purchase Agreement, aggregating to a net proceeds of $0.4 million. Refer to Note 8, Stockholder’s Equity (Deficit), for further details of the Common Stock Purchase Agreement.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as Senti’s audited consolidated financial statements and notes thereto included in the final prospectus and definitive proxy statement, dated May 13, 2022 (the “Proxy Statement/Prospectus”) and filed with the SEC. In addition, you should refer to our audited consolidated financial statements and the related notes for the year ended December 31, 2021 and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Company’s Registration Statement on Form S-1, filed with the SEC on September 12, 2022. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Statement Regarding Forward-Looking Statements
In This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “explore,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Proxy Statement/Prospectus and Part II, Item 1A of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
We have incurred net losses of $16.6 million and $11.4 million for the three months ended September 30, 2022 and 2021, respectively, and $40.0 million and $44.4 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant losses for the foreseeable future. As of September 30, 2022, we had cash and cash equivalents of $114.9 million, and an accumulated deficit of $155.1 million.
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
•continue to develop, grow, maintain, enforce and defend our intellectual property portfolio; and
•incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
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
During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere in the world, combined with government assistance programs, fiscal policies and other factors, led to a rebound in the global economy as several states and countries began to re-open and loosen many COVID-19 related restrictions. Nonetheless, the COVID-19 pandemic remains a global health crisis and continues to evolve. As of September 30, 2022, we were operating at pre-pandemic levels, although we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our business, financial condition and operations, including planned preclinical studies, clinical trials and clinical development timelines. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on our IND-enabling studies, clinical trial enrollment, trial sites and other third parties with whom we do business, its impact on regulatory authorities and our key scientific and management personnel, and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our business may be materially adversely affected.

Recent Developments
On August 31, 2022, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”) to sell to Chardan up to the lesser of: (i) $50.0 million of shares of the Company’s common stock over a period of 36 months; and (ii) 8,727,049 shares of common stock, subject to certain limitations and conditions contained in the Purchase Agreement. Refer to Liquidity and Capital Resources below for further information.
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
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses.
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

Research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$3,143	$2,063	$9,807	$5,645
External services and supplies	2,875	2,008	9,206	6,538
Office and facilities	1,813	1,226	5,341	3,063
Other	225	113	550	302
Total	$8,056	$5,410	$24,904	$15,548
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
The successful development of our current and future product candidates is highly uncertain. This is due to numerous risks and uncertainties, including the following:
•negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon any or all of our programs;
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
General and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$6,166	$3,557	$21,541	$8,178
External services and supplies	3,402	2,945	5,847	6,233
Office and facilities	385	461	1,028	1,167
Insurance	447	33	649	98
Other	395	120	871	305
Total	$10,795	$7,116	$29,936	$15,981
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Revenue:
Contract revenue	$1,516	$926	$590
Grant income	250	177	73
Total revenue	1,766	1,103	663

Operating expenses:
Research and development	8,056	5,410	2,646
General and administrative	10,795	7,116	3,679
Total operating expenses	18,851	12,526	6,325
Loss from operations	(17,085)	(11,423)	(5,662)

Other income (expense):
Interest income, net	542	5	537
Change in fair value of contingent earnout liability	(99)	—	(99)
Other expense	2	21	(19)
Total other income (expense), net	445	17	428
Net loss	$(16,640)	$(11,406)	$(5,234)
Contract revenue. For the three months ended September 30, 2022 and 2021, we generated revenue from contracts and license agreements of $1.5 million and $0.9 million, respectively. The increase of $0.6 million was primarily due to increased services provided for collaboration agreements.
Grant income. For the three months ended September 30, 2022 and 2021, we generated revenue from grants of $0.3 million and $0.2 million, respectively. The increase of $0.1 million was primarily due to the recognition of revenue related to the Small Business Innovation Research (“SBIR”) SENTI-202 grant funding.
Research and development expenses. Research and development expenses were $8.1 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.6 million was primarily due to an increase of $1.1 million in personnel-related expenses, which includes a $0.5 million increase in stock-based compensation expense, an increase of $0.9 million in professional services costs and $0.6 million in facility costs.
General and administrative expenses. General and administrative expenses were $10.8 million and $7.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $3.7 million was primarily due to an increase of $2.6 million in personnel-related expenses, which includes a $1.2 million increase in stock-based compensation expense, an increase of $0.5 million in professional services costs related to our Common Stock Purchase Agreement, an increase in insurance of $0.4 million, and an increase of $0.3 million in other costs.
Interest income net. Interest income was $0.5 million and nominal for the three months ended September 30, 2022 and 2021, respectively due to a higher cash balances as well as an increase in interest rates in the relevant periods.

Change in fair value of contingent earnout liability. For the three months ended September 30, 2022, the decrease of $0.1 million resulted from a non-cash loss related to the remeasurement of the contingent earnout liability.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Revenue:
Contract revenue	$3,477	$1,748	$1,729
Grant income	750	220	530
Total revenue	4,227	1,968	2,259

Operating expenses:
Research and development	24,904	15,548	9,356
General and administrative	29,936	15,981	13,955
Total operating expenses	54,840	31,529	23,311
Loss from operations	(50,613)	(29,561)	(21,052)

Other income (expense):
Interest income, net	573	7	566
Change in fair value of contingent earnout liability	8,779	—	8,779
Gain on extinguishment of convertible notes	1,289	—	1,289
Change in preferred stock tranche liability	—	(14,742)	14,742
Other expense	(28)	(110)	82
Total other income (expense), net	10,613	(14,854)	25,467
Net loss	$(40,000)	$(44,415)	$4,415
Contract revenue. For the nine months ended September 30, 2022 and 2021, we generated revenue from contracts and license agreements of $3.5 million and $1.7 million, respectively. The increase of $1.7 million was due primarily to a new collaboration agreement entered into in May 2021.
Grant income. For the nine months ended September 30, 2022 and 2021, we generated revenue from grants of $0.8 million and $0.2 million, respectively. The increase of $0.5 million was primarily due to the recognition of revenue related to the SBIR SENTI-202 grant funding.
Research and development expenses. Research and development expenses were $24.9 million and $15.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $9.4 million was primarily due to an increase of $4.2 million in personnel-related expenses, which includes a $2.0 million increase in stock-based compensation expense, $2.7 million in professional services costs and $2.3 million in facility costs.
General and administrative expenses. General and administrative expenses were $29.9 million and $16.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $14.0 million was primarily due to increases of $13.4 million in personnel-related expenses, which includes an $8.7 million increase in stock-based compensation expense, an increase in insurance of $0.6 million and $0.6 million in other corporate expenses, partially offset by a decrease of $0.4 million related to professional, legal and accounting services expenses.

Change in fair value of contingent earnout liability. For the nine months ended September 30, 2022, the increase of $8.8 million resulted from a non-cash gain related to the remeasurement of the contingent earnout liability.
Gain on extinguishment of convertible notes. For the nine months ended September 30, 2022, we recognized a gain of $1.3 million upon extinguishment of convertible notes.
Change in preferred stock tranche liability. For the nine months ended September 30, 2021, we recognized a loss of $14.7 million as an adjustment to the preferred stock tranche liability. The adjustment stems primarily from the increase, since the December 31, 2020 measurement date, in management’s estimate of the fair value of our Series B redeemable convertible preferred stock resulting from a decrease in time to liquidity as we drew nearer to completing an exit strategy. There was no equivalent activity for the nine months ended September 30, 2022, as the preferred stock tranches were issued on May 14, 2021.
Liquidity and Capital Resources
Sources of Liquidity
From inception to September 30, 2022, we raised aggregate gross proceeds of $158.1 million from the issuance of shares of our redeemable convertible preferred stock and the issuance of convertible notes and in connection with the Merger and PIPE Financing,, the Company received $140.7 million in proceeds, including the Bayer convertible note cancellation and exchange.
On August 31, 2022, we entered into the Purchase Agreement with Chardan. Pursuant to the Purchase Agreement, we have the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 8,727,049 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of common stock are solely at our election, and we are under no obligation to sell any securities to Chardan under the Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 100,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee. We recognized an expense of $0.7 million within general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Chardan related costs and legal fees incurred in connection with the agreement.
Other than the issuance of the commitment shares we issued to Chardan (as described in the paragraph above), we had not issued any shares of our common stock to raise capital under the Purchase Agreement as of September 30, 2022. Subsequent to September 30, 2022, and through the date of this quarterly report, we issued 100,000 shares of common stock, aggregating to a net proceeds of $0.4 million.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had $114.9 million in cash and cash equivalents, and an accumulated deficit of $155.1 million, respectively.
We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, if at all. Should we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our product candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties rights to develop or commercialize our product candidates that we would prefer to retain.

Cash Flows
The following table sets forth a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash from operating activities	$(25,890)	$(22,664)
Net cash from investing activities	(32,841)	(1,558)
Net cash from financing activities	117,675	68,412
Net change in cash and cash equivalents	$58,944	$44,190
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities of $25.9 million was primarily due to our loss of $40.0 million with non-cash adjustments of $12.2 million for stock-based compensation expense, $8.8 million for the change in fair value of the contingent earnout liability, $3.0 million for depreciation and amortization of operating lease right-of-use-assets and $1.3 million for gain on extinguishment of convertible notes. Other material changes comprised of $11.2 million increase in operating lease liabilities, $1.6 million increase in accounts payable and accrued expenses and other current liabilities offset by $1.8 million increase in prepaid expenses and other assets and as well as a $1.7 million decrease in deferred revenue.
For the nine months ended September 30, 2021, net cash used in operating activities of $22.7 million was primarily due to our net loss of $44.4 million with non-cash adjustments of $14.7 million for an increase in our preferred stock tranche liability, $2.0 million for depreciation and amortization of operating lease right-of-use assets and $1.6 million for stock-based compensation expense, as well as a $2.2 million increase in deferred revenue, $4.1 million for an increase in accounts payable and accrued expenses and other current liabilities, offset by a decrease of $1.0 million in operating lease liabilities, an increase of $1.6 million in prepaid and other assets and an increase of $0.3 million in accounts receivable. During the nine months ended September 30, 2021 the Company expensed $2.2 million of deferred offering costs related to the suspended IPO, of which $0.9 million was paid and is included in the net cash used in operating activities.
Investing Activities
For the nine months ended September 30, 2022 and 2021, net cash used in investing activities of $32.8 million and $1.6 million respectively, was entirely due to purchases of property and equipment.
Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities of $117.7 million was primarily due to $112.0 million proceeds received from Merger and related PIPE financing activities, net of transaction cost, $5.2 million from issuance of convertible notes and $0.5 million from the issuance of common stock upon exercise of stock options.
For the nine months ended September 30, 2021, net cash provided by financing activities of $68.4 million was primarily due to proceeds received of $67.0 million from the issuance of our Series B redeemable convertible preferred stock and $1.5 million from the issuance of common stock upon exercise of stock options.
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
In 2021, we began construction of the cGMP facility. As of September 30, 2022, we have paid $29.3 million in construction costs of the $35.5 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination we will be responsible for payment for work performed to date.
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
We have also entered into license agreements under which we are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Milestone and royalty payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
We have entered into sponsored research agreements under which we are obligated to pay $0.2 million, $0.8 million and $0.3 million in 2022, 2023 and 2024, respectively.
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 3, Stockholders’ Equity (Deficit), for further details of the contingent earnout.
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
Contingent Earnout Liability
In connection with the Reverse Recapitalization, Legacy Senti equity holders are entitled to receive as additional merger consideration up to 2,000,000 shares of our common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event. In accordance with ASC 815-40, Derivatives and Hedging, as certain terms of the Contingent Earnout Shares were not indexed to the common stock, they were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The estimated fair value of the Contingent Earnout Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
The common stock price was based on the closing price of our common stock as reported on the date at the Reverse Recapitalization and each reporting date. Historically, we have been a private company and lacked company-specific and implied volatility information for our common stock. Therefore, we estimated our expected volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for the expected terms. The risk-free rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the Contingent Earnout Shares. The expected dividend yield was 0% based on the fact that we have never paid or declared dividends. The risk free rate and expected volatility requires significant judgment and actual results can differ from assumed and estimated amounts.
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
We expect to remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Dynamics Initial Public Offering (“IPO”) (which occurred on May 25, 2021), (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter and our net sales for the year exceed $100 million; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding, rolling three-year period.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in common stock, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes appearing in this Quarterly Report. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in this Item 1A below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.
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
•The market, physicians, patients, regulators and potential investors may not be receptive to our current or potential future product candidates and may be skeptical of the viability and benefits of our gene circuit pipeline technology because it is based on a relatively novel and complex technology.
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
We are a preclinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $40.0 million and $44.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $155.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
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

We will need substantial additional funding. If we are unable to raise capital when needed on acceptable terms, or at all, we may be forced to delay, reduce, or terminate our research and product development programs, future commercialization efforts or other operations.
We will need substantial additional funds to advance development of product candidates and our gene circuit platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates and technologies.
The development of biotechnology product candidates is capital-intensive. If any of our current or potential future product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our gene circuit platform, SENTI-202, SENTI-301A, SENTI-401 and other product candidates, and we will require significant funds to continue to develop our platform and conduct further research and development, including preclinical studies and clinical trials. In addition, we expect to incur significant additional costs associated with operating as a public company.
As of September 30, 2022, we had $114.9 million in cash and cash equivalents. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans to continue as a going concern. For example, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline.
We do not expect to realize revenue from product sales or royalties from licensed products for the foreseeable future, if at all, and unless and until our current and potential future product candidates are clinically tested, approved for commercialization and successfully marketed.
We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of shares of our Common Stock.
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
Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. A material weakness in internal controls could result in our failure to detect a material misstatement of our annual or quarterly consolidated financial statements or disclosures. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of the shares of our common stock.
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
Our ability to use net operating loss carryforwards (“ NOLs”) and credits to offset future taxable income may be subject to certain limitations.
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
It is not possible to predict the actual number of the shares of our common stock, if any, we will sell to Chardan under the Purchase Agreement, or the actual gross proceeds resulting from those sales or the dilution to our stockholders from those sales.
On August 31, 2022, we entered into the Purchase Agreement with Chardan, pursuant to which Chardan may purchase from us up to $50.0 million in shares of our common stock (the “Total Commitment”), upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Chardan at our discretion from time to time until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors.
We generally have the right to control the timing and amount of any sales of our common stock to Chardan under the Purchase Agreement. Sales of our common stock, if any, to Chardan under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all, some or none of the common stock that may be available for us to sell to Chardan pursuant to the Purchase Agreement. Accordingly, we cannot guarantee that we will be able to sell all of the Total Commitment or how much in proceeds we may obtain under the Purchase Agreement. If we cannot sell securities under the Facility, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could have a material adverse effect on our liquidity and cash position.
Because the purchase price per share of common stock to be paid by Chardan for the common stock that we may elect to sell to Chardan under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock at the time we elect to sell shares to Chardan pursuant to the Purchase Agreement, if any, it is not possible for us to predict, as of the date of this Quarterly Report on Form 10-Q and prior to any such sales, the number of shares of common stock that we will sell to Chardan under the Purchase Agreement, the purchase price per share that Chardan will pay for shares of common stock purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Chardan under the Purchase Agreement.
The actual number of shares of our common stock issuable will vary depending on the then current market price of shares of our common stock sold to Chardan and the number of shares of common stock we ultimately elect to sell to Chardan under the Purchase Agreement. If it becomes necessary for us to issue and sell to Chardan under the Purchase Agreement more than the 8,727,049 shares of shares of common stock we registered pursuant to the Purchase Agreement, in order to receive aggregate gross proceeds equal to $50.0 million under the Purchase Agreement, we will have to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Chardan of any such additional shares of common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our common stock under the Purchase Agreement. Under applicable Nasdaq rules, in no event may we issue to Chardan more than 19.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the Purchase Agreement, unless we obtain prior stockholder approval or if such approval is not required in accordance with the applicable Nasdaq rules. In addition, Chardan is not obligated to buy any common stock under the Purchase Agreement if such shares, when aggregated with all other shares of our common stock then beneficially owned by Chardan and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in Chardan beneficially owning common stock in excess of 4.99% of our outstanding shares of common stock. Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business or results of operation.
Investors who buy common stock from Chardan at different times will likely pay different prices.
Pursuant to the Purchase Agreement, the timing, price and number of shares sold to Chardan will vary depending on when we choose to sell shares, if any, to Chardan. If and when we elect to sell common stock to Chardan pursuant to the Purchase Agreement, after Chardan has acquired such common stock, Chardan may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. As a result, investors who purchase shares from Chardan at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Chardan as a result of future sales made by us to Chardan at prices lower than the prices such investors paid for their shares from Chardan.

The sale or issuance of shares of our common stock to Chardan will result in additional outstanding shares and the resale of shares of our common stock by Chardan that it acquires pursuant to the Purchase Agreement, or the perception that such sales may occur, could cause the price of shares of our common stock to decrease.
On August 31, 2022, we entered into the Purchase Agreement with Chardan, pursuant to which Chardan may purchase from us up to $50.0 million of shares of our common stock, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. We issued 100,000 shares of common stock to Chardan as consideration for its execution and delivery of the Purchase Agreement. The shares of common stock issuable under the Purchase Agreement may be sold by us to Chardan at our sole discretion, subject to the satisfaction of certain conditions in the Purchase Agreement, from time to time, until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors. The purchase price for shares of our common stock that we may sell to Chardan under the Purchase Agreement will fluctuate based on the trading price of shares of our common stock. Depending on market liquidity at the time, sales of shares of our common stock may cause the trading price of shares of our common stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Chardan. Additional sales of shares of our common stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our common stock to Chardan, after Chardan has acquired shares of our common stock, Chardan may resell all, some or none of such shares of common stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our common stock. In addition, if we sell a substantial number of shares of our common stock to Chardan under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our common stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.
We may use proceeds from sales of our common stock made pursuant to the Purchase Agreement in ways with which you may not agree or in ways which may not yield a significant return.
We will have broad discretion over the use of proceeds from sales of our common stock made pursuant to the Purchase Agreement, including for any of the purposes described in the section entitled “Use of Proceeds” in our prospectus dated September 29, 2022 filed with the SEC under Rule 424(b) on September 30, 2022 (as may be supplemented from time to time), and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds, their ultimate use may vary substantially from their currently intended use. While we expect to use the net proceeds from sales of such shares as set forth in the above-described “Use of Proceeds” section, we are not obligated to do so. The failure by us to apply these funds effectively could harm our business, and the net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our common stock.
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
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-301A, SENTI-401 and other potential product candidates, none of these product candidates has advanced to clinical development. We cannot assure you that any of our existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.
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
Even if regulatory approval is obtained for a product candidate, including SENTI-202, SENTI-301A or SENTI-401, we may not generate or sustain revenue from sales of approved products. Market acceptance of our gene circuit platform technologies and our current and potential future product candidates, if approved, will depend on, among other factors:

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
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for SENTI-202, SENTI-301A, SENTI-401 or any other product candidate, it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. For example, if the NOT GATE gene circuit engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. As another example, if the small- molecular regulator dial does not achieve a clinically sufficient level of control over IL-12 secretion, either leaky IL-12 production in the uninduced state or overproduction of IL-12 in the induced state may result in systemic immune toxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely affecting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.
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
We expect our pipeline to yield multiple INDs beginning as early as 2023, including INDs for SENTI-202 and SENTI-301A. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates, including SENTI-202, SENTI-301A and SENTI-401, remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
If third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if these third parties need to be replaced, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
A key to our strategy is operating our own manufacturing facility. We initiated construction in June 2021 of a dedicated in-house facility to support clinical and commercial-scale production of allogeneic NK cell product candidates in accordance with cGMP and cGTP requirements. We anticipate that this facility will become operational in time to support initial clinical trials for our lead product candidates. Initial manufacturing efforts at our planned facility will focus on product candidates from our two lead programs, SENTI-202 and SENTI-301A.
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
Risks Related to Our Business and Operations
If the market opportunities for our current and potential future product candidates, including SENTI 202, SENTI-301A and SENTI-401, are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.
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
In particular, since the beginning of the COVID-19 pandemic, the FDA has granted Emergency Use Authorization to several vaccines for COVID-19, and some of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. These and similar, and perhaps more severe, disruptions in our operations could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.
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
The current economic downturn may harm our business and results of operations and negatively affect our stock price.
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
These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations and negatively affect our stock price.
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
We license rights from third parties to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to three license agreements with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (“NCI”), for intellectual property relevant to our product candidates. For a more detailed description of the license agreements with NCI, see the section titled “Business—Material License and Collaboration Agreements”in our Registration Statement on Form S-1 (File No. 333-267390), as filed with the SEC on September 12, 2022.
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
We have certain obligations to third-party licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from other third parties to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of our existing license agreements, see the section titled “Business—Material License and Collaboration Agreements” in our Registration Statement on Form S-1 (File No. 333-267390), as filed with the SEC on September 12, 2022. If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.
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

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our shares of our common stock to decline.
During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing product candidates, approved products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.
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
We may also become involved in inventorship disputes relating to inventions and patents developed by our employees or consultants under such agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret, or securing title to an employee-or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions disfavor or are unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If, in the future, any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.
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
Risks Related to Senti and the shares of our Common Stock
The Senti stock price may be volatile.
The Senti stock price is likely to be volatile. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in this section of the Quarterly Report entitled “Risk Factors” and the following:

•	our ability to advance our current or potential future product candidates into the clinic;

•	results of preclinical studies for our current or potential future product candidates, or those of our competitors or potential future collaborators;

•	the impact of the ongoing COVID-19 pandemic on our business;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;

•	our ability to successfully construct and operate our planned cGMP and cGTP facility;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory authorities with respect to our future products, clinical trials, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company (“SPAC”);

•	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which it is raised;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of shares of our Common Stock;

•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of shares of our Common Stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, public health crises and other calamities; and

•	general economic, industry and market conditions.
In addition, the stock markets in general, and the markets for SPAC post-business combination businesses, pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility, including since the public announcement of the Business Combination Agreement in December 2021. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of shares of our Common Stock, regardless of our operating performance.
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
We are an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the shares of our Common Stock less attractive to investors and may make it more difficult to compare performance with other public companies.
We are an emerging growth company as defined in the JOBS Act, and we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find shares of our Common Stock less attractive because we will continue to rely on these exemptions. If some investors find our shares of our Common Stock less attractive as a result, there may be a less active trading market for their common stock, and the stock price may be more volatile.
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
As of the date of this Quarterly Report on Form 10-Q, the market price of our common stock is below $10.00 per share, which was the price per share of Class A Common Stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 5,060,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Business Combination. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A Common Stock of DYNS in connection with the Business Combination. In particular, 4,878,972 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.004 per share, and 871,028 of the shares of our Common Stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A Common Stock as described above. Accordingly, holders of these 5,750,000 shares of our Common Stock could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On November 3, 2022, the closing price of our common stock as reported on the Nasdaq Global Market was $2.55 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $12.4 million and the aggregate sales price of the shares of our Common Stock held by the Anchor Investors would be approximately $2.2 million.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Significant additional capital will be needed in the future to continue our planned operations, including further development of our gene circuit platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of shares of our common stock.
Pursuant to the Incentive Plan, our board of directors or compensation committee is authorized to grant stock options to our employees, directors and consultants. Initially, the maximum aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Incentive Plan is 2,492,735 shares of our common stock. Additionally, the number of shares of our common stock reserved for issuance under the Incentive Plan will automatically increase on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on August 5, 2022, out board of directors adopted the 2022 Inducement Plan, pursuant to which an aggregate of 2,000,000 shares of our common stock have been reserved for issuance. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:

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
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of shares of our common stock.
We currently expect that securities research analysts will establish and publish their own periodic financial projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the trading price and volume for shares of our common stock could be adversely affected.
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
Provisions in our second amended and restated certificate of incorporation (“Charter”), our amended and restated bylaws (“Bylaws”) and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management, which could depress the trading price of shares of our common stock.
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
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of shares of our common stock.
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
Any provision of our Charter, Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for shares of our common stock.
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
Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and has employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (1)
3.2	Amended and Restated Bylaws of Senti Biosciences, Inc. (1)
4.1	Specimen Common Stock Certificate. (1)
10.1*	Non-Employee Director Compensation Policy.
10.2*	Consulting Agreement between Senti Biosciences, Inc. and David Epstein.
10.3*	Severance and Change in Control Agreement between the Company and Deborah Knobelman.
10.4*	Severance and Change in Control Agreement between the Company and Philip Lee.
10.5*	Severance and Change in Control Agreement between the Company and Tim Lu.
10.6*	Senti Biosciences, Inc. 2022 Inducement Plan and form of award agreements thereunder.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 15, 2022 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of November, 2022.

Date: November 10, 2022	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer & President

	By:	/s/ Deborah Knobelman, Ph.D.
		Name:	Deborah Knobelman, Ph.D.
		Title:	Chief Financial Officer