Form 10-K
period 2022-12-31
Senti Biosciences, Inc.
filed 2023-03-22
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $74.5 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on that date).
As of March 15, 2023 there were 44,168,034 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the registrant’s fiscal year end of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

F-2

SENTI BIOSCIENCES, INC.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) and some of the information incorporated by reference, includes forward-looking statements regarding, among other things, the plans, strategies, and prospects, both business and financial, of Senti Biosciences, Inc. (“Senti” or the “Company”). These statements are based on the beliefs and assumptions of the management of Senti. Although Senti believes that their respective plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “might”, “will”, “should”, “seeks”, “plans”, “scheduled”, “possible”, “anticipates”, “intends”, “aims”, “works”, “focuses”, “aspires”, “strives” or “sets out” or similar expressions. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Forward-looking statements contained in this Annual Report include, for example, statements about:
•the accuracy of our estimates and projections of financial information, including expenses, capital requirements, cash utilization, need for additional financing and market opportunities;
•our ability to maintain the listing of our common stock on Nasdaq, and the potential liquidity and trading of such securities;
•our ability to execute and realize potential benefits from our strategic plans, including our plan to focus internal resources on SENTI-202, SENTI-401, and with potential partners, to develop gene circuits for other programs, as announced in January 2023;
•our ability to obtain adequate funding for our ongoing and planned operations;
•the initiation, cost, timing, progress and results of research and development activities, preclinical studies and clinical trials with respect to our current and potential future product candidates;
•our ability to develop and advance our gene circuit platform technologies;
•our ability to identify future product candidates using our gene circuit platform technologies;
•our ability to develop and commercialize product candidates;
•our ability to file and obtain clearance for any investigational new drug application, or IND, for SENTI-202 and any other product candidates we may identify, and to initiate and successfully complete our planned Phase 1 clinical trial for SENTI-202 and any other product candidates;
•our ability to advance our current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
•our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•our ability to obtain and maintain regulatory approval of our current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•our ability to obtain and maintain intellectual property protection for our technologies and any of our product candidates;

•the rate and degree of market acceptance of our current and any potential future product candidates, if approved;
•regulatory developments and approval pathways in the United States and international jurisdictions;
•our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
•the potential benefits of strategic collaboration agreements and our ability, and the ability of our collaborators, to successfully develop technologies and product candidates under the respective collaborations;
•our ability to realize the benefits from the merger with Dynamics Special Purpose Acquisition Corp.;
•potential liability from lawsuits and penalties related to our technologies, product candidates and current and future relationships with third parties, including relationships under strategic and financing transactions;
•our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements;
•our ability to compete effectively with rapidly evolving cell therapy technologies and respond to other developments relating to our existing competitors and new market entrants;
•potential effects of extensive government regulation;
•our future financial performance and capital requirements;
•our ability to implement and maintain effective internal controls;
•the impact of supply chain disruptions;
•the impact of the COVID-19 pandemic on our business, including our preclinical studies and potential future clinical trials;
•unfavorable global economic conditions, including inflationary pressures, market volatility, acts of war and civil and political unrest; and
•other factors detailed under the section entitled “Risk Factors.”
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report described under the heading “Risk Factors” and elsewhere in this Annual Report. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on the business of Senti or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to Senti or to persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
Item 1. Business
Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “our,” “our Company,” “the Company” or “Senti” refer to Senti Biosciences, Inc. and its subsidiaries.
Overview
We are a preclinical biotechnology company developing next-generation cell and gene therapies engineered with our gene circuit platform technologies to fight challenging diseases. Our mission is to create a new generation of smarter medicines that outmaneuver complex diseases using novel and unprecedented approaches. To accomplish this mission, we have built a synthetic biology platform that we believe may enable us to program next-generation cell and gene therapies with what we refer to as “gene circuits.” These gene circuits, which we created from novel and proprietary combinations of genetic parts, are designed to reprogram cells with biological logic to sense inputs, compute decisions and respond to their respective cellular environments. We aim to design and optimize gene circuits and to improve the “intelligence” of cell and gene therapies in order to enhance their therapeutic effectiveness against a broad range of diseases that conventional medicines are unable to address. Our gene circuit platform technologies are designed to be applied in a modality-agnostic manner, with applicability to natural killer (NK) cells, T cells, tumor infiltrating lymphocytes (TILs), stem cells including induced Pluripotent Stem Cells (iPSCs) Hematopoietic Stem Cells (HSCs), in vivo gene therapy, such as adeno associated virus (AAV), and messenger ribonucleic acid (mRNA).
Our internal pipeline is focused on using these gene circuits we engineer onto off-the-shelf healthy adult donor derived NK cells to create chimeric antigen receptor (CAR) NK cells to potentially address the high unmet need in multiple oncology indications. All of our current product candidates are in preclinical development. We expect to file an investigational new drug application, or IND, for our lead product candidate SENTI-202 in the second half of 2023.
Key Challenges to Existing Disease Treatments and Our Gene Circuit Solutions
Key Challenges to Existing Disease Treatments
Diseases often involve complex biological interactions, which limit the effectiveness of existing therapeutics that have single mechanisms of action and are unable to adapt to dynamic disease states. We characterize these key challenges in the following four categories:

Disease Evasion: Disease pathologies are multifaceted. For example, diseases can evade the immune system or acquire resistance to single-target treatments by activating other biological pathways. The tumor microenvironment (TME) of many solid tumors suppresses cancer-fighting immune cells via multiple pathways. A gene or cell therapy with the ability to activate multiple anti-tumor pathways within a single product could help limit disease evasion and may improve the durability of responses to treatment.

Target Heterogeneity: Many diseases are heterogeneous and express antigens that are also present on healthy cells. The overlap of antigen expression on diseased and healthy cells limits the ability of existing therapies to target diseased cells at therapeutically relevant doses due to undesirable effects against healthy cells. For example, most cancers do not have a single antigen target that is uniformly expressed on all cancer cells with limited to no expression on non-cancerous cells. Thus, the ability to precisely distinguish between diseased cells and healthy cells has been a central challenge to date with current therapeutic approaches that do not encode logic, such as monoclonal antibodies, antibody-drug conjugates and single-target CAR therapies. Modalities that can respond to multiple biomarkers, rather than just a single one, have the potential to open up the opportunity for more precise and efficacious medicines.

Narrow Therapeutic Window: Once administered to a patient, conventional medicines, including cell and gene therapies, cannot be tuned up or down, which makes it difficult to find the optimal dose, especially for diseases that have a narrow therapeutic window. The ability to create therapeutics that can be titrated or regulated in vivo in the patient may lead to enhanced efficacy and safety.

Dynamic Disease Conditions: Disease conditions are dynamic and vary in space and time. For example, diseases may manifest only in certain tissues, or have a waxing and waning progression over time. Conventional therapies (i) are static, (ii) have a predefined activity around a single mechanism of action that cannot be modified post-administration and (iii) do not adapt to these dynamic conditions, thus limiting their efficacy, specificity and safety. For example, current cell and gene therapies are not dynamic or highly specific, thus limiting the indications that they can address. Developing dynamic therapeutics that are able to sense, and respond to, these spatially or temporally varying conditions would address this challenge.

Our Gene Circuit Solutions
In our pursuit to create a new generation of smarter medicines, we have built a toolbox of proprietary gene circuit platform technologies that we believe may enhance the risk benefit paradigm of cell and gene therapy products. Four core categories of gene circuits comprise our gene circuit platform: Multi-Arming, Logic Gating, Regulator Dials and Smart Sensors. Each of our gene circuit platform technologies is designed to confer greater clinical and therapeutic activity, precision and control to cell and gene therapies.
We believe that our core gene circuit platform technologies may enable us to engineer smarter medicines. These technologies can be categorized as follows:

Multi-Arming: Multi-Arming gene circuits are designed to incorporate multiple payloads into a single cell or gene therapy product. These gene circuits are intended to activate various biological pathways in complementary ways to prevent diseases from evading single-target treatments, and thereby potentially improve treatment efficacy. Existing combination therapies that target complex diseases require the application of multiple individual drugs, which is difficult due to research, clinical development, regulatory and pharmacology barriers.

Logic Gating: Logic Gating gene circuits are designed to enable cell and gene therapies to control their therapeutic activity in response to the presence or absence of multiple disease biomarkers. Below are examples of Logic Gates applied to cancer, although Logic Gating may also be applied to various other disease indications.

NOT GATE: NOT GATE gene circuits are designed to widen the therapeutic window by enabling effective killing of cancer cells while preserving healthy cells. The NOT GATE functions by recognizing Protective Antigens (PAs), or antigens that are selectively expressed on healthy cells and not on cancer cells, thus limiting on-target, off-tumor killing. By protecting healthy cells, the NOT GATE has the potential to enable more effective on-target, on-tumor killing of tumor cells that express Tumor- Associated Antigens (TAAs). Generally, existing cancer drugs target only a single antigen, which means they can only be effectively and safely used in situations where that antigen is uniquely expressed on tumors and not in healthy cells, or where the on- target, off-tumor effects are tolerable.

OR GATE: OR GATE gene circuits are designed to address tumor heterogeneity and limit antigen escape. The OR GATE functions by killing tumor cells that express any one of multiple antigens. Generally, current medicines are unable to address more than one target at a time and are thus susceptible to tumor evasion.

Regulator Dial: Regulator Dial gene circuits are designed to enable the precise tuning of therapeutic activity from a cell or gene therapy product. For example, this can be implemented by regulating therapeutic payload expression in response to varying concentrations of FDA-approved drugs. Regulator Dials are expected to enable the exogenous regulation of next-generation cell and gene therapies even after they have been delivered in vivo. Existing cell and gene therapies cannot be modulated once they have been delivered into patients.

Smart Sensor: A Smart Sensor is a gene circuit, or combination of gene circuits, designed to precisely detect distinct cell types or disease environments, and thus distinguish between the “disease state” and “healthy state.” For example, Smart Sensors can be engineered to detect whether certain conditions, or disease biomarkers, are present before responding with a specific therapeutic response. Conventional medicines are generally unable to dynamically change their behavior in response to cell or disease specific conditions.

The rationale behind each gene circuit technology is explained in detail below:
Multi-Arming
Multi-Arming gene circuits are designed to incorporate multiple payloads into a single cell or gene therapy product. These gene circuits are intended to activate various biological pathways in complementary ways to prevent diseases from evading single-target treatments, and thereby improve treatment efficacy. Existing combination therapies that target complex diseases require the application of multiple individual drugs, which is difficult due to research, clinical development, regulatory and pharmacology barriers.
Background: The Need for Targeting Multiple Biological Pathways
Many diseases are difficult to treat because they result from the dysfunction of numerous biological pathways, or they evolve strategies to evade single-target therapies. Combination therapies involving multiple distinct drugs are being used to tackle this problem, but manufacturing, developing and delivering multiple individual drugs into the body is challenging.
Our Gene Circuit Solution: Multi-Arming
We believe our Multi-Arming gene circuits can be used to create a single cell or gene therapy product candidate that includes multiple payloads capable of combating multiple disease pathways more effectively. Multi-Arming gene circuits can be controlled by any of our other gene circuit technologies, including Regulator Dials, Logic Gates and Smart Sensors, to achieve conditional therapeutic activity.
Our Calibrated Release (cr) Technology
Cytokines and other immune stimulatory proteins may be useful in overcoming the immunosuppressive TME in solid tumors by activating endogenous anti-tumor immune cells and to provide support for adoptive cell therapies.

However, traditional approaches to use cytokines in combination with adoptive cell therapies have relied on systemic injection of cytokines or engineering the cell therapies themselves to secrete the cytokines or to display them on the cell surface. Systemic injection of cytokines has been challenging due to poor tumor penetration and the risk of systemic immune toxicity. Engineering cell therapies to secrete cytokines has the potential to activate endogenous immune cells, but these secreted cytokines may not provide optimal stimulation of the cell therapies themselves. Engineering cell therapies to display cytokines on the cell surface can stimulate the cell therapies themselves, but may not provide optimal activation of endogenous immune cells.
To overcome these limitations, we have created a novel engineered protein technology called calibrated release (cr). Our cr engineered cytokines are engineered with a designed protease cleavage site. These cr cytokines are expressed by our engineered cells and are released from the cell in a calibrated fashion via a protease ubiquitously expressed by the cell, wherein the release rate is calibrated by engineering modifications to the protease cleavage site. We believe this platform is translatable to various proteins, including IL-15 and IL-12.
We are using this approach to optimize IL-15 in our CAR–NK product candidates to simultaneously stimulate surrounding immune cells and promote CAR-NK cell expansion, persistence, and tumor killing.
As shown in the figure below, crIL-15 is functional when cleaved and released into the supernatant, resulting in activation of pSTAT5 signaling in T cells from resting peripheral blood mononuclear cells or PBMCs. In the left panel below, comparable pSTAT5 induction was observed in T cells exposed to supernatant from engineered CAR-NK cells that expressed either crIL-15 or recombinant human IL-15 (rhIL-15), demonstrating benefits of crIL-15 in activating other immune cells.
Furthermore, in the right panel, crIL-15 was shown to improve serials cancer cell killing with a 3-round serial killing assay. Our engineered SENTI CAR-NK cells armed with our crIL-15 or with rhIL-15, or unengineered NK cells were co-cultured with tumor cells, which were added at hour 0, hour 96, and hour 168, to repeatedly challenge the effector cells with new cancer target cells. While all three NK cells showed tumor cell killing at the first challenge, crIL-15 engineered CAR-NK cells retained cancer cell killing even at the third challenge in contrast to the remaining two conditions. We believe this data shows the potential of our calibrated release technology platform to functionally enhance the killing activity of CAR-NK cells in challenging conditions.

Additionally, incorporating our proprietary crIL-15 onto our CAR-NK cells resulted in prolonged persistence, and increased viability and cell count in vitro compared to unengineered NK cells (viable cells detected for 3 weeks in vitro with crIL-15 CAR-NK vs < 1 week for unengineered NK cells).
We are also leveraging our calibrated release technology for other cytokines, such as IL-12, where crIL-12 expression is modulated using a small molecule Regulator Dial gene circuit to control crIL-12 expression levels, with the goal of stimulating the immune system and overcome the challenges of immunosuppressive TME while potentially avoiding safety issues.
Logic Gating
Logic Gating gene circuits are designed to enable cell and gene therapies to control their therapeutic activity in response to the presence or absence of multiple disease biomarkers. This capability has the potential to enable more accurate and efficient targeting of heterogeneous diseased cells while sparing healthy ones. Our initial product candidates for oncology will utilize our NOT GATE and OR GATE gene circuit technology. Furthermore, we believe this technology can be utilized across a broad range of oncology indications. To this end, we have established a proprietary Tumor-Associated Antigen, or TAA, and Protective Antigen, or PA, Paired Discovery Platform as detailed later in the Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform section to enable the expansion of our Logic Gating approach against novel Tumor-Associated Antigen and Protective Antigen pairs across multiple cancer indications.
NOT GATE
Background: The Need for Precision Targeting
The expression of a single CAR in T cells or NK cells can redirect them to kill cancer cells that express a specific surface antigen. This technology has led to breakthrough therapies for B cell malignancies and multiple myeloma, where targeting of tissue-lineage antigens – CD19 or B Cell Maturation Antigen, or BCMA – rather than Tumor-Associated Antigens, is tolerated. Beyond these initial applications, the lack of uniquely specific tumor antigens presents a great challenge because on-target, off-tumor toxicity to vital tissues significantly limits the cancer indications addressable by single-target CAR-NK or CAR-T therapies. Similar limitations are faced by monoclonal antibodies and antibody-drug conjugates that rely on a single target to distinguish cancer cells from healthy ones.

Our Logic Gating Solution: NOT GATE
The application of CAR-immune cells may be broadened to many cancer types if recognition of a Protective Antigen that is selectively expressed on healthy cells, but not on cancer cells, could selectively block killing against the healthy cells. We believe this feature enables a widened therapeutic window and aggressive treatment of cancers with the potential for enhanced efficacy and reduced risk of undesirable side effects, as well as the expansion of cell therapies into cancer indications where there are no ideal Tumor-Associated Antigens. We are currently leveraging our NOT GATE gene circuit technology in our SENTI-202 and SENTI-401 CAR-NK programs in liquid and solid tumors. Furthermore, we believe the NOT GATE has the potential to significantly increase the applicability of CAR-NK cells against a wide range of liquid and solid tumors that currently do not have ideal Tumor-Associated Antigen targets and are thus currently unaddressed.
As shown in the figure below, we have engineered NK cells with a synthetic NOT GATE gene circuit, where an activating CAR, or aCAR, can drive the killing of cancer cells presenting an activating, Tumor-Associated Antigen, shown in green, while an inhibitory CAR, or iCAR, can suppress cytotoxicity against normal healthy cells that express both the activating Tumor-Associated Antigen and a Protective Antigen, shown in purple.
Future Applications and Alternate Gene Circuits
We believe the potentially enhanced precision enabled by our NOT GATE gene circuit technology may improve the therapeutic window, and thus the potential efficacy and safety, of our product candidates against the cancer types targeted by our pipeline. Furthermore, the NOT GATE has the potential to significantly increase the applicability of CAR-NK cells against a wide range of liquid and solid tumors that currently do not have ideal Tumor-Associated Antigen targets and are thus currently unaddressed.
OR GATE
Background: The Need for Targeting Multiple Antigens
Many cancers are heterogeneous, making it difficult to treat them by only targeting a single antigen. For example, the development of targeted acute myeloid leukemia, or AML treatments is difficult due to more than 200 types of chromosome translocations and mutations having been identified in patients. Thus, therapies targeting a single AML-associated antigen are often insufficient to kill all of the tumor subsets, including both AML leukemic stem cells, or LSCs, and blasts. Consequently, most AML patients treated with these therapies die from disease relapse and progression due to incomplete therapeutic activity. Additionally, due to the highly mutagenic nature of cancer cells, targeting single antigens allows for cancers to more easily escape or acquire resistance to treatment. For example, while recent triumphs of CD19-directed autologous CAR-T therapies have brought renewed hope to patients with relapsed/refractory B cell malignancies, up to 50% of patients with pre-B cell acute lymphoblastic leukemia, or ALL, suffer disease relapse within twelve months after treatment. Many of those patients who relapse toward the latter end of the twelve-month period have cancers that have been associated with loss of the CD19 epitope.
These clinical observations demonstrate the potential benefit of developing therapeutics that are capable of simultaneously targeting multiple Tumor-Associated Antigens across heterogeneous cancers using OR GATE gene circuit technology.
Our Logic Gating Solution: OR GATE
Our OR GATE gene circuits are designed to simultaneously target multiple Tumor-Associated Antigens. We are currently leveraging our OR GATE gene circuit technology in our SENTI-202 CAR-NK program for liquid tumors.
Regulator Dial
Our Regulator Dial gene circuits are designed to enable the precise tuning of therapeutic activity from a cell or gene therapy product. For example, this can be implemented by regulating therapeutic payload expression in response to varying concentrations of FDA-approved drugs. Regulator Dials are designed to enable the exogenous regulation of next-generation cell and gene therapies in vivo even after they have been delivered. We have generated numerous Regulator Dial gene circuits that have the potential to be controlled by a variety of FDA-approved small molecule oral drugs, and that are designed to implement various control behaviors, such as ON switches, OFF switches and rheostats.
Background: The Need for Dynamic Regulation
Existing cell and gene therapies cannot be regulated once they are delivered into the patient. This lack of in vivo control makes it difficult to control dosing within the ideal therapeutic window. This problem makes it challenging to expand cell and gene therapies to many disease indications and to engineer these products to have increased potency and safety. As a result, gene therapies have focused on indications where constitutive expression is acceptable, rather than diseases where expression of the therapeutic payload must be regulated within a specific range or be toggled on and off over a period of time. As another example, CAR-T cell therapies for oncology have exhibited clinical toxicity due to lack of control post-infusion.
The efficacy of adoptive cell therapies in solid tumors is hampered by the poor persistence and dysfunction of these cell therapies in the immunosuppressive TME. Inflammatory cytokines, such as IL-12, have been shown in preclinical studies to enhance CAR-mediated effector functions and stimulate the innate immune response to further support tumor killing. However, clinical trials involving systemic use of IL-12 have demonstrated severe unexpected toxicity, limiting its clinical application. Overexpressing IL-12 from adoptive T cell therapies using a poorly regulated promoter has also resulted in significant clinical toxicities. Beyond toxicity issues, persistent stimulation by inflammatory cytokines has been associated with cell exhaustion and may limit anti-tumor activity. Thus, we believe a mechanism to dynamically regulate cytokine production by armored CAR-immune cells could enable enhanced anti-tumor activity without triggering unacceptable levels of toxicity in patients.
Our Gene Circuit Solution: Regulator Dial
One example of our Regulator Dial gene circuit technology is a system designed to regulate gene expression through FDA-approved orally dosed nonstructural protein 3, or NS3, inhibitors. This type of Regulator Dial consists of a synthetic drug-regulated transcription factor and a synthetic promoter responsive to this regulated transcription factor. In the absence of the drug, the transcription factor is inactive, and no therapeutic protein is produced from the engineered cells. In the presence of the drug, the small molecule triggers expression of the therapeutic protein in a dose-dependent manner through which the Regulator Dial “computes” the level of induction based on the concentration of the drug.
We have also examined the potential of our Regulator Dial gene circuits in vivo. Immune-deficient NSG mice received NK cells engineered with our Regulator Dial gene circuit, followed by dosing of the small molecule that controls release of IL-12. We measured circulating levels of IL-12 and found a correlation between increasing levels in response to the small molecule which could be elicited with repeat dosing. This data demonstrates the potential that crIL-12 expression from engineered NK cells can be regulated in a repeated ON/OFF/ON fashion through the GRZ small molecule.
Smart Sensor
A Smart Sensor is a gene circuit, or combination of gene circuits, designed to precisely detect cell type or disease environments, and thus distinguish between the “disease state” and “healthy state.” For example, Smart Sensors can be engineered to detect whether certain conditions, or disease biomarkers, are present before responding with a specific therapeutic response. Conventional medicines are generally unable to dynamically change their behavior in response to cell or disease specific conditions.
Diseases change over time and location in the body. Existing therapies are often unable to dynamically change their behavior in response to disease conditions or concentrate their activity only to specific places. Smart Sensors can be designed to sense diverse biomarkers that are specific to disease or cell states, including cell-surface antigens, soluble disease markers, metabolites, transcription factors, microRNAs and others. For example, we have created artificial receptors that are displayed on the surface of engineered cells and activate gene expression within these cells when they encounter specific cytokines or small molecule chemicals. We have also designed gene regulatory elements such as promoters and RNA elements that respond to specific intracellular signals, such as transcription factors and microRNAs.
Background: The Need for Novel Sensors in Smart Medicine
Cell and gene therapies have long held out the promise of curing a myriad of diseases, including cancer and genetic disorders. These therapies are generally comprised of three components: (i) the vector, which is used to deliver the transgene into cells; (ii) the promoter, which is a regulatory DNA sequence that drives expression of the transgene; and (iii) a transgene, which is the therapeutic payload.
While early successes in the field have led to recently approved gene therapies, it remains challenging to precisely target gene expression only in diseased cells. This is a significant limitation because many genetic disorders require controlled or targeted activity in certain cell types in order to correct diseases while preventing undesirable side effects. Similarly, in cancer gene therapy, it is important to achieve selective killing in cancer cells while sparing healthy tissues. Engineering viral vectors that are biased toward specific cell types is limited by the availability of a unique feature on the outside of the target cell that a viral vector can harness.
Additionally, many of the promoters used in current gene therapies are not disease, cell or tissue specific and thus lack the ability to dynamically regulate therapeutic protein production in response to the disease state or location.
Our Smart Sensors Solution: Cell Type or Cell State Specific Conditional Synthetic Promoters
Our solution to address these limitations is to construct Smart Sensors that are selectively activated by cell type or cell state. For example, these Smart Sensors are synthetic promoters that sense internal control mechanisms that cells already possess, such as transcription factors. Transcription factors modulate regulatory elements encoded in the DNA sequence of promoters to direct gene transcription to occur in a specific cell type, or even a specific cell state.

Selected Smart Sensor Proof-of-Concept Data
Candidate sequences were chosen via bioinformatics analyses based on differentially active/expressed genomic sequences. We performed multiple rounds of functional screenings to build synthetic promoters with high and specific activity in the target cell line chosen. As shown below, we started with clonal screening of native promoters and enhancers (lower left of the graph). Based on the data from the first round, the sequences with the highest activity were chosen, and ablation studies were performed (middle portion of the graph). Finally, the most significant DNA fragments were grouped and matched in various combinations (with additional sequences derived from high throughput screening), to build synthetic promoters with the highest and most specific activity (upper right of the graph).
We Believe Our Gene Circuits May Have Broad Applicability in Multiple Treatment Modalities and Disease Areas
We believe that our gene circuit platform may have broad applicability across treatment modalities and disease areas.
Treatment Modalities: Our gene circuit biological “software” can be used to program numerous cell and gene therapy products, or “hardware.” Specifically, these modalities include NK cells, T cells, TILs, stem cells including HSCs, in vivo gene therapy and mRNA. We have conducted research in multiple cell types and vector types, and the initial focus of our internal pipeline is implementing gene circuits within off-the-shelf CAR-NK cells.
Disease Areas: Our gene circuits can be customized to address many aspects of disease biology. We have demonstrated and published on applications of gene circuits across many different in vivo disease models. Thus, we believe that our gene circuit platform technologies can be used against a broad range of diseases that span therapeutic areas such as oncology, immunology, genetic diseases, neurology, cardiology, metabolic diseases, ophthalmology and regenerative medicine.

The following figure presents our perspective on how our gene circuit technologies can be utilized across modalities and corresponding therapeutic areas:
Our Pipeline
We are advancing a broad pipeline of gene circuit-enabled product candidates focused on three distinct categories: (i) our internal pipeline consisting of off-the-shelf CAR-NK cell therapy programs for oncology indications, (ii) our partnered programs related to gene therapies for tissue-directed targets (Spark Therapeutics, Inc.) and (iii) our partnered programs related to cell therapies for regenerative medicines (BlueRock Therapeutics, Inc.). Our most advanced programs are from our internal pipeline of off-the-shelf CAR-NK programs under which we are pursuing the discovery and development of product candidates designed to improve the therapeutic outcome in certain oncology indications as outlined below:
Our CAR-NK Cell Source
Our preferred cell source for our off-the-shelf CAR-NK cell pipeline is peripheral blood NK cells because it allows us to immediately leverage an established supply chain, a mature GMP process, and extensive clinical experience to develop our next generation CAR-NK cell therapies as illustrated below.

We have chosen to engineer NK cells with our gene circuits based on our belief that NK cells confer the following advantages in relation to other potential immune cell types in oncology:
•Innate Killing: NK cells naturally carry multiple activating and inhibitory receptors that enable them to innately kill tumor cells while sparing healthy tissues. Furthermore, NK cells have been engineered with CARs to enhance their targeted killing activity. We leverage these features to create Logic Gated CAR-NKs, such as OR GATE CAR-NKs that enhance the killing of heterogeneous tumors and NOT GATE CAR-NKs that spare healthy cells from undesired toxicity and thereby potentially improve on- target, on-tumor killing.
•Immune Activation: NK cells have been shown to support robust activation of anti-tumor immune pathways through pro-inflammatory cytokine and chemokine secretion. We leverage this feature with our Multi-Arming gene circuits to further improve their ability to trigger endogenous, complementary anti-tumor activity by engaging the rest of the tumor immunity cycle.
•Validated Clinical Activity and Tolerability: Approximately 70 global peripheral blood derived off-the-shelf, as in healthy donor-derived, unengineered CAR-NK cells have been shown in the clinical setting to have the potential to promote anti-tumor activity along with relatively low risks of graft versus host disease, or GvHD, severe cytokine release syndrome, or CRS, and neurotoxicity.
•Off-the-Shelf Manufacturing for Broad Patient Access: We have established proprietary protocols to derive NK cells from healthy donors, manufacture them at scale with a projected low cost, and cryopreserve them with high retained viability post-thaw. As a result, we believe that CAR-NK cells have the potential to be broadly accessible to patients as they may be delivered rapidly to patients in an off-the-shelf manner and in an outpatient setting.
SENTI-202 for the Potential Treatment of Hematologic Malignancies including Acute Myeloid Leukemia
Overview
We are developing our SENTI-202 product candidate as a Logic Gated (OR + NOT) off-the-shelf CAR-NK cell therapy designed to target and eliminate cancer cells while sparing the healthy bone marrow. We are engineering SENTI-202 to express a bivalent CAR as an OR GATE directed against the Tumor-Associated Antigens, FLT3 and/or CD33, where one or both are expressed in 95% of AML patients. FLT3 is highly expressed on LSCs, while CD33 is highly expressed on AML blasts. AML is a heterogeneous disease composed of both AML LSCs and blasts. Thus, we believe that targeting FLT3 OR CD33 will enhance the overall killing activity against diseased cells in AML. However, FLT3 is also expressed on HSCs in the bone marrow. In order to spare FLT3-expressing healthy HSCs, we have further engineered SENTI-202 with a NOT GATE gene circuit consisting of an iCAR targeted against EMCN. EMCN is a Protective Antigen with high expression on HSCs and no or low expression on AML LSCs and blasts identified using our robust paired tumor-healthy target identification paradigm as outlined in the Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform section. We believe this NOT GATE gene circuit could allow SENTI-202 to eliminate LSCs that cause relapse while preserving the patient’s healthy HSCs. Further, SENTI-202 is engineered to express our proprietary crIL-15 to simultaneously stimulate surrounding immune cells and promote NK cell expansion, persistence and tumor killing. This proprietary product profile has the potential to drive towards deeper and longer remissions for AML by enabling killing of diverse AML cells while sparing HSCs that regenerate the blood and the immune systems.

SENTI-202 Product Features

Bivalent CD33 and/or FLT3 activating CAR
Blast cell
LSC
CD33
Cancer cell killing
FLT3
Endomucin inhibitory CAR to protect healthy cells
Healthy cell protection
FLT3
EMCN
CD33
Persistence, activation of CAR-NK and immune cells
Calibrated release IL-15

Acute Myeloid Leukemia: an Unmet Medical Need
Almost 10% of new cancer cases in the United States each year are hematologic malignancies, including leukemia, lymphoma and myeloma. AML is a type of acute leukemia characterized by an accumulation of malignant immature white blood cells. It is the most common type of acute leukemia in adults, constituting 80% to 85% of cases, and is the second most common—as well as the deadliest—in children. Due to the absence of highly efficacious therapies, AML has poor prognosis with a low five-year survival rate at just 30.5%.
Patients with CD33 and/or FLT3 expressing malignancies, which includes myeloid malignancies such as AML, have a grim prognosis and a high unmet need. At diagnosis, the 5-year survival for patients with AML is 30.5% in the US (SEER 2022). As noted, AML is typically a disease of the elderly with a median age of diagnosis being approximately 65 years. The treatment at diagnosis for the majority of patients who cannot tolerate the toxicities of intensive chemotherapy, ie, older, unfit patients, includes either hypomethylating agents or low-dose cytosine arabinoside (Ara C, also known as cytarabine), as monotherapy or in combination with venetoclax, or best supportive care (NCCN AML 2022). In younger, fitter patients, the goal of treatment is to induce a complete remission (CR) with intensive chemotherapy and consolidate with allogeneic hematopoietic cell transplantation (HCT). Treatment is combined with the respective targeted agents in patients who have CD33‑positive disease or a FLT3‑mutated disease (Mylotarg USPI; Rydapt USPI; Xospata USPI). Other therapies for AML include targeted agents for the minority of patients with either isocitrate dehydrogenase (IDH)-1 or-2 mutated disease (Tibsovo USPI; Idhifa 2017). Despite these therapies being recently approved for patients with AML, the prognosis continues to be poor with the majority of patients refractory to or relapsing from front-line therapy and a median overall survival (OS) of 5 months at relapse (Brandwein 2020).
Development of targeted AML treatments is difficult due to the fact that the disease is highly heterogeneous, with more than 200 types of chromosome translocations and mutations having been identified in AML patients. Therapies targeting a single Tumor-Associated Antigen are therefore often insufficient to kill all of the cancer cell subsets in AML, leading to eventual disease relapse. To drive patients into deeper remissions and prevent relapses, therapies designed to target multiple AML antigens are needed. Additionally, recent studies suggest relapse is associated with the less targeted AML subpopulation of LSCs. Thus, the development of therapies targeting AML LSCs is sorely needed, but this has been challenging because LSC targets are often expressed on healthy cells, such as HSCs, leading to on-target, off-tumor treatment-induced toxicities.
CAR Cell Therapy for AML
The therapeutic administration of CAR cell therapies has considerably advanced the treatment of certain cancers, such as B-cell malignancies. However, the successes of CAR cell therapies have not yet translated to successful treatment of AML, in part due to the absence of AML-specific target antigens. Due to their nonrestrictive expression, most AML antigens are also expressed on healthy HSCs or myeloid cells. Thus, on-target, off-tumor killing effects of the therapy may lead to the ablation of hematopoietic stem, progenitor or myeloid cells. This off-tumor killing of HSCs leads to serious clinical sequelae including sepsis and febrile neutropenia contributing to morbidity and mortality. Thus, the identification of antigens that enable more robust targeting of AML cells, including LSCs, along with new strategies to reduce off-target killing of HSCs, are critically needed to realize the promise of CAR cell therapies for AML treatment. These described challenges also extend to other potential AML therapeutic modalities, such as antibodies and bispecific T cell engagers.
SENTI-202 Approach to AML
Our SENTI-202 off-the-shelf CAR-NK cells are engineered with gene circuits that are designed to enable identification of cancerous versus healthy cells using NOT GATE + OR GATE logic decisions, and potentially improved persistence and more durable antitumor functions. SENTI-202 combines two different Logic Gates, and crIL-15 expression, as follows:
1.An iCAR NOT GATE gene circuit to prevent CAR-mediated killing of cells expressing either FLT3 or CD33 and a Protective Antigen, EMCN. The EMCN iCAR is intended to suppress CAR-NK cell cytotoxicity against healthy HSCs, reducing the risk of potential life-threatening bone marrow toxicity and potentially increasing the therapeutic window and on-target, on-tumor activity.
2.An aCAR OR GATE gene circuit to activate CAR-mediated killing of AML cells expressing either or both of the Tumor-Associated Antigens FLT3 and CD33, thus increasing the targeting of both AML LSCs and blasts.
3.A crIL-15 gene circuit to simultaneously stimulate surrounding immune cells and promote NK cell expansion, persistence and tumor killing.
The following figure illustrates the design of SENTI-202 Logic Gating gene circuits to kill AML LSCs and blasts, while sparing healthy HSCs via (FLT3 OR CD33) NOT EMCN logic. Based on the medical community’s substantial clinical experience from autologous and allogeneic-bone marrow transplantations.
Using our proprietary Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform, we identified FLT3 and CD33 as desirable TAAs for an OR GATE gene circuit to have the potential for comprehensive CAR-mediated killing of AML, including AML LSCs and blasts. As well as the corresponding PA, EMCN, for application in AML.

SENTI-202 Preclinical Data
As shown below, in comparison to unengineered NK cells, SENTI-202 CAR-NK cells exhibited increased and more consistent cell killing across a variety of primary patient AML or MDS blasts, or AML leukemia stem cells in vitro.
Similarly, in a luciferase tagged MV4-11 AML xenogenic tumor model in immunocompromised mice, we observed decreased bioluminescence indicating decrease in AML tumor burden, and increased survival when the mice were treated with a single dose of SENTI-202 compared to unengineered NK cells or vehicle control.

Using the same proprietary transcriptomics and proteomics-based bioinformatics methodology discussed earlier, we identified EMCN as a target antigen that is highly expressed on healthy HSCs but not on AML LSCs or blasts. This validates EMCN’s potential as a Protective Antigen to protect HSCs from potential on-target, off-tumor CAR-NK mediated toxicity. The rationale for utilizing EMCN as the Protective Antigen is further bolstered by a previous finding in the literature that identified EMCN as a marker of the key cell type for repopulating the blood and immune systems.

Healthy HSCs
(From Healthy Donor)
1.0M
800K
600K
400K
200K
0
Side Scatter (SSC)
EMCN+ = 70.2%
EMCN-
26.9
EMCN+
70.2
10^1
10^2
10^3
10^4
EMCN
AML LSCs
(From AML Patient)
1.0M
800K
600K
400K
200K
0
Side Scatter (SSC)
EMCN+ = 0%
EMCN-
71.9
EMCN+
0
10^1
10^2
10^3
10^4
EMCN

Upon selection of EMCN as our primary Protective Antigen target, we next incorporated binders for the FLT3 activating CAR (aCAR) and the EMCN Protective Antigen into our internal NOT GATE (iCAR) discovery and development platform in order to best identify the optimal iCAR architecture for the SENTI-202 program. Using different FLT3 NOT EMCN CAR-NK cells (primary NK cells engineered to co-express the same FLT3 aCAR with one of dozens of different proprietary EMCN iCARs), we performed an in vitro cytotoxicity protection assay screen using target cells that expressed only the FLT3 Tumor-Associated Antigen and not the EMCN PA or target cells that expressed both the FLT3 Tumor-Associated Antigen and the EMCN PA. This latter target cell population should be protected from aCAR-mediated killing if the particular iCAR is functional. Using this approach, we identified multiple functional EMCN iCAR architectures that enabled robust target cell killing in the absence of the PA (model cancer cells) and provided significant antigen-dependent target cell protection in the presence of the EMCN PA (model healthy cells).
AML cell line or healthy primary hematopoietic stem cells (HSC) were co-cultured with either a CAR-NK cell that only expressed the activating CAR (i.e. CD33 and/or FLT3 CAR) or SENTI-202 (i.e., with the activating CAR and the EMCN-recognising inhibitory CAR). We saw identical killing activity of the leukemia cells with both CAR-NKs. We saw significant selective protection of healthy HSC when exposed to SENTI-202 demonstrating in vitro protection of healthy cells from our proprietary EMCN targeting NOT gate.

We observed greater than 90% protection of model “healthy” cells in vivo. We injected 1:1:1 ratio of effector cells with model leukemia cells that expressed CD33 and FLT3 target antigens, and model “healthy” cells that expressed CD33, FLT3 and the protective EMCN antigen. The three effector cells used in this experiment were either unengineered NK cells, CAR-NK cells with just the CD33 and/or FLT3 activating CAR, and SENTI-202. We observed that only in the SENTI-202 group, there was selective killing of the leukemia cells and sparing of the model “healthy” cells after greater than 3 weeks in vivo. In the other two groups, there was non-selective killing of both the leukemia and the “healthy” cells.

SENTI-202
CAR-NK Cells
"Healthy"
Cells
50:50
Cancer
Cells
I.V. injection
Blood draw
After 27 days
"Healthy"
Cells Spared
Cancer
Cells Killed
Unengineered
NK Cells
OR Gated
CAR-NK Cells
SENTI-202
CAR-NK Cells
EMCN
CD56
target cells 93.5%
NK cells 6.5%
Normalized Counts
on-tumor 48.2%
off-tumor 51.8%
target cells 25.5%
NK cells 74.5%
on-tumor 41.7%
off-tumor 58.3%
target cells 77.4%
NK cells 22.6%
on-tumor 7.9%
off-tumor 92.1%
precise
killing

Development Plan and Key Next Steps for SENTI-202
We have demonstrated, in preclinical studies, the functionality of the full gene circuit components of SENTI-202, and we selected our lead development candidate in 2022. We plan to submit an IND application in the second half of 2023 to support the clinical evaluation of SENTI-202.
Our planned Phase 1 study aims to evaluate SENTI-202 in patients with R/R CD33 and /or FLT3 positive hematologic malignancies including AML. We plan to administer multiple doses of study drug following standard fludarabine/cyclophosphamide based lymphodepletion as “Cycles” of study treatment. At the end of a Cycle, we will evaluate both efficacy and safety. Patients may be eligible to receive additional such Cycles based on both tumor response and tolerability of treatment. The study will evaluate 2-3 dose levels of cells and evaluate efficacy and pharmacodynamic markers in addition to standard Phase 1 objectives of safety, pharmacokinetics and dose finding.
National Cancer Institute (NCI) Contract to Support Development of SENTI-202
In September 2021, we were awarded funding from the National Cancer Institute of the National Institutes of Health in the form of a Small Business Innovation Research (SBIR) contract to support further development of SENTI-202 for AML towards clinical development. The Direct to Phase II SBIR contract will provide us with approximately $1.99 million in federal funding for the SENTI-202 program over two years.
SENTI-401 for the Potential Treatment of CRC and Other Solid Tumors
Overview
Through our SENTI-401 program, we are pursuing the development of a Logic Gated off-the-shelf CAR-NK cell therapy product candidate designed to more precisely target and eliminate colorectal cancer, or CRC cells while sparing healthy cells elsewhere in the body. We are engineering NK cells to express a CAR directed against CEA, which is highly overexpressed in 85% to 90% of colorectal cancer samples but is also expressed in epithelial cells in healthy tissues. CEA is also expressed in other solid tumors, including lung, breast and gastric cancers. The expression profile of CEA in both tumor and healthy cells has resulted in on-target, off-tumor toxicities by other CEA-targeted therapies in clinical development, thus limiting their clinical success. To address this challenge, we are engineering NK cells with a NOT GATE implemented via an iCAR targeted against an epithelial cell Protective Antigen called VSIG2. Thus, the SENTI-401 program’s Logic Gating is intended to more effectively treat CRC patients by targeting a well-known Tumor-Associated Antigen, CEA, and widen the therapeutic window by preventing killing when CEA appears on healthy cells that also express the VSIG2 Protective Antigen. We are also engineering SENTI-401 to express a combination of potent immune effectors, including our proprietary crIL-15 protein to simultaneously stimulate surrounding immune cells and promote NK cell expansion, persistence and tumor killing, and an additional undisclosed potent immune effector to potentially enhance therapeutic function in solid tumors.

SENTI-401 Product Features

CEA activating CAR
Cancer cell killing
CEA
Protective VSIG2 inhibitory CAR
Healthy cell protection
VSIG2
CEA
Persistence, activation of CAR-NK and immune cells
Calibrated release IL-15
Sustained anti-tumor function
IL-21

Colorectal Cancer: an Unmet Medical Need
CRC accounts for approximately 10% of all annually diagnosed cancers and cancer-related deaths worldwide and is the second and third most commonly diagnosed cancer in women and men, respectively. The incidence of CRC worldwide is predicted to increase to 2.5 million new cases in 2035. Of new colorectal cancer diagnoses, 20% of patients present with metastatic disease and another 25% who present with localized disease will later develop metastases. Among patients with metastatic colorectal cancer, approximately 70% to 75% of patients survive after one year of their initial diagnosis; however, the five-year survival rate is less than 20% despite multiple lines of treatment, including combinations of chemotherapy and targeted therapies.
SENTI-401 Approach to CRC
CEA is a tumor-associated protein overexpressed in many epithelial cancers, most notably in colorectal cancer. However, it is also expressed in a variety of normal epithelial cells throughout the gastrointestinal tract. Bioinformatics analyses of RNA sequencing data collected from over 9,500 tumor and 8,500 healthy tissue samples showed that CEACAM5, one of the main isoforms of CEA, is overexpressed across many cancer types, especially colorectal cancer. CEACAM5 expression is also found in healthy organs, including tissues in the gastrointestinal tract and lungs. Cancer immunotherapies using vaccines and antibodies targeting CEA are actively being investigated in the clinical setting. However, recent clinical studies have shown dose-limiting on-target, off-tumor toxicities in these healthy tissues that also express CEA.
We are pursuing the development of a potential SENTI-401 product candidate to overcome the challenges associated with targeting the CEA Tumor-Associated Antigen that is present on both tumor and healthy cells. To mitigate the potential risk of on-target, off-tumor toxicity, we are designing our SENTI-401 product candidate with a NOT GATE gene circuit to differentiate between cancerous and healthy cells. Specifically, SENTI-401 incorporates the following gene circuits:
1.An iCAR with a NOT GATE gene circuit that restricts CAR-mediated cell killing to CRC cells that express CEA but not healthy cells that express an epithelial cell Protective Antigen, VSIG2. This NOT GATE is designed to potentially reduce on-target, off-tumor toxicity, thus potentially enabling more effective treatment of CEA-expressing cancers.
2.An aCAR that targets CEA, a well-characterized antigen that is overexpressed in many cancers, including CRC.
3.A crIL-15 gene circuit to simultaneously stimulate surrounding immune cells and promote NK cell expansion, persistence and tumor killing.
4.An IL-21 potent immune effector to potentially enhance therapeutic function in solid tumors.
SENTI-401 Supporting Data
Our CEA aCAR-NK cells significantly reduced tumor burden in a luciferase tagged human CRC xenograft (LoVo) tumor model in vivo especially with the addition of both crIL-15 and IL21 as shown below in terms of both enhanced survival and decreased tumor burden (as shown by decreased bioluminescence in the mouse photographs). Hence, we have incorporated both cytokines into our planned SENTI-401 circuit.
Further, incorporation of IL21 along with crIL15 and the activating CAR resulted in enhanced serial killing with exposure to 3 rounds of tumor cells even in the presence of an inhibitory cytokine TGF-B. We believe this could potentially enhance the ability of SENTI-401 to be active in solid tumors by overcoming a relatively immuno-suppressive tumor milieu.

Utilization of the VISG2 protein as our NOT GATE gene circuit Protective Antigen
We have developed a robust Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform for the development of NOT GATE CAR-NK therapies. Using this approach, we have identified genes that are differentially expressed in healthy versus tumor tissues and selected antigen candidates based on-target expression in tissues, subcellular localization, antigen topology or presence of extracellular domains and antibody availability. To protect healthy epithelial cells that also express CEA, we identified VSIG2 as a Protective Antigen candidate. VSIG2 exhibits a favorable pattern of expression in the membrane of epithelial cells of the gastrointestinal tract and lungs, which are CEA-positive tissues that are most at risk of on-target, off-tumor toxicity. We further validated the expression of VSIG2 using immunohistochemistry, or IHC, in healthy tissues and confirmed the lack of expression in primary CRC tumor tissue samples. Specifically, IHC analyses of colorectal tumor tissues and healthy colon epithelium demonstrated that CEA is expressed in both healthy samples, as shown in the upper left of the figure below, and tumor samples, as shown in the lower left of the figure below. In addition, the Protective Antigen VSIG2 is only expressed in healthy colon epithelium, as shown in the upper right of the figure below, and not in tumor samples, as shown in the lower right of the figure below.
Leveraging these findings, we have constructed VSIG2 iCARs that showed selective NOT GATE functions in vitro. As shown in the figure below, we engineered NK cells to express both our CEA-aCAR and VSIG2-iCAR to evaluate the protective function of the VSIG2 iCAR. When model “healthy” cells, which were engineered to express VSIG2 in addition to CEA, were exposed to CAR-NK cells that had both the aCAR and the iCAR, nearly 100% protection was observed in vitro. Furthermore, killing of cancer cells that only expressed CEA+ was unimpaired in the presence of the iCAR.

Development Plan and Key Next Steps for SENTI-401
SENTI-401 is our first planned IND for solid tumors and in 2023, we plan to present preclinical data from our SENTI-401 program at key scientific conferences.
SENTI-301A for the Potential Treatment of HCC and Other Solid Tumors
Overview
Through our SENTI-301A program we have pursued the development of a Multi-Armed off-the-shelf CAR-NK cell therapy product candidate for the treatment of advanced hepatocellular carcinoma, or HCC. This program requires the engineering of NK cells to target GPC3, which is highly expressed in 70% to 90% of HCCs and has low or no expression on normal adult tissues. SENTI-301A is armed with our proprietary crIL-15 gene circuit, intended to simultaneously stimulate surrounding immune cells and promote NK cell expansion, persistence, and tumor killing.

Hepatocellular Carcinoma: an Unmet Medical Need
HCC accounts for approximately 90% of primary liver cancers and represents a large unmet medical need due to the lack of effective treatment options. Globally, it is the sixth most commonly diagnosed cancer, and the fourth leading cause of cancer deaths. In the United States, the rate of death from liver cancer increased by 43% from 7.2 to 10.3 deaths per 100,000 people between 2000 and 2016. Frequently, HCC develops in patients with liver disease such as chronic hepatitis B or C virus, alcoholic liver disease or non-alcoholic steatohepatitis.
Available therapies are only modestly efficacious and the mortality rate in advanced HCC remains high despite recent improvements in treatment options. The most effective therapy currently available for advanced HCC is atezolizumab plus bevacizumab combination therapy for first line treatment with a 28% objective response rate and a 7% complete response rate.
SENTI-301A Approach to Advanced HCC
SENTI-301A off-the-shelf NK cells are engineered to incorporate multiple anti-tumor activities to achieve a Multi-Armed attack on solid tumors.
Specifically, SENTI-301A includes:
1.An aCAR that targets GPC3, a highly expressed antigen in HCC and that has low or no expression on normal adult tissues.
2.crIL-15 to simultaneously stimulate surrounding immune cells and promote NK cell expansion, and persistence, and tumor killing.
GPC3 is a Tumor-Associated Antigen expressed in approximately 70% to 90% of human HCCs and in 29-54% of other solid tumors, but not expressed in healthy liver tissue or other human organs after birth. GPC3 has previously been clinically evaluated as a therapeutic target for immunotherapy in HCC. GPC3 is also a histologic and serum clinical marker for HCC and its expression has been associated with poor prognosis. Functionally, GPC3 is associated with the control of cell division and growth regulation. We built GPC3 CAR constructs to redirect NK-mediated cytotoxicity against advanced HCC using a GPC3 binder that associates to the membrane proximal region of the GPC3 protein.

IL-15 has been shown to improve NK cell persistence in vivo and maintain cytotoxicity. Our proprietary crIL-15 gene circuit is designed to promote NK cell expansion, persistence, and tumor killing. We believe that the ability of crIL-15 to secrete active IL-15 into the TME in a calibrated fashion should also enable stimulation of endogenous immune cells within the tumor microenvironment in solid tumor settings.
Development Plan and Key Next Steps for SENTI-301A
We have demonstrated in preclinical studies the full gene circuit components of SENTI-301A In January 2023, we paused development of SENTI-301A for financial, not scientific considerations, and we are planning to pursue potential partnering opportunities or future clinical development, especially in territories within Asia where HCC is more prevalent than in the United States. Accordingly, we are actively pursuing strategic geographic partnerships for the clinical development of SENTI-301A.
Our Gene Circuit Application Outside of Oncology
In addition to our off-the-shelf CAR-NK programs, we have discovery stage programs focused on gene therapies for tissue-directed targets and cell therapies for regenerative medicines. In particular, we have entered into collaborations with Spark Therapeutics, Inc (subsidiary of Roche Holding AG) for the design of Smart Sensors for disease- and tissue-specific gene therapy, and with Bluerock Therapeutics LP (subsidiary of Bayer AG) for the use of Smart Sensors and Regulator Dials for regenerative medicines. The following pipeline chart depicts our discovery stage programs under the two collaborations.
Portfolio Expansion Opportunities
Our Discovery Stage Programs
We believe our gene circuits can be readily adapted to new disease contexts to enable a variety of additional CAR-NK product candidates that address important cancers. For example, there are additional opportunities for the application of the NOT GATE gene circuit toward other solid and/or liquid tumor indications beyond SENTI-401. Toward that end, we have developed a Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform to identify future opportunities.
Our platform has the potential to enable the development of multiple product candidates that harness the full breadth of our gene circuit platform beyond Logic Gating and Multi-Arming of off-the-shelf CAR-NK cells within oncology. Our additional discovery efforts are focused on a diverse set of cell and gene therapy applications outside of oncology. In particular, we have entered into collaborations with Spark Therapeutics, Inc. (subsidiary of Roche Holding AG) for the design of Smart Sensors for disease- and tissue-specific gene therapy, and with Bluerock Therapeutics, Inc. (subsidiary of Bayer AG) for the use of Smart Sensors and Regulator Dials for regenerative medicines.

Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform
We have developed a proprietary Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform to select and validate NOT GATE antigen candidates, as shown in the figure below. We have built a generalizable bioinformatics pipeline that uses RNA transcriptomics data to discover and prioritize tumor and healthy tissue Protective Antigens. We identify Tumor-Associated Antigens that are highly expressed in cancer cells with as little healthy tissue expression as possible, for example Tumor-Associated Antigen A in the figure below. We then identify healthy tissue selective Protective Antigens, for example Protective Antigen E in the figure below, that can protect those healthy tissues that express the Tumor-Associated Antigens, for example Tissues 2 and 5 in the figure below. This process looks at differences in Protective Antigen gene expression in healthy versus tumor tissue. Leads are selected based on the co-expression of Tumor-Associated Antigens and Protective Antigens in healthy tissues, the localization of the Protective Antigens to the cell surface, Protective Antigen topology (presence of extracellular domain) and Protective Antigen-specific antibody availability. Prioritized Tumor-Associated Antigen and Protective Antigen pairs are further validated in primary cancer and primary healthy tissue samples. We leveraged this platform to identify the Protective Antigen targets for the SENTI-202 and SENTI-401 programs, thus demonstrating our ability to target both liquid and solid tumors. This approach allows us to potentially expand our NOT GATE approach to additional cancer indications in which existing single-target approaches, such as monoclonal antibodies, antibody-drug conjugates and single-target CAR cells, are inadequate due to a lack of specificity for cancer cells.
Manufacturing
Manufacturing capabilities are central to our business strategy, because they can enable us to control the quality and supply of our off-the-shelf CAR-NK cell therapies for clinical studies and ultimately commercialization. A key advantage of off-the-shelf cell therapies, versus autologous products that use each patient’s own cells, is the ability to manufacture large batches of drug product from healthy donor cells that can be produced in advance of clinical use, and then stored in frozen vials. Upon commercialization, we expect to be able to make our cell therapies, if approved, broadly accessible in an off-the-shelf manner to cancer patients.

Critical aspects of the cell manufacturing process include the ability to perform four key steps in the CAR-NK cell manufacturing process:
Step 1: Source, Isolate and Bank Purified NK Cells as Starting Cells.
Starting Cells are obtained from enriching and isolating NK cells from qualified healthy donors. Purified NK cells are subsequently cryopreserved and characterized for consistent performance, including assays for cell phenotype, transduction efficiency, cell expansion capability and anti-tumor cytotoxicity. For our initial SENTI-202, SENTI-401, and SENTI-301A product candidates, we plan to derive Starting Cells from leukapheresis products collected from qualified healthy donors. From each leukapheresis collection, we intend to isolate and cryopreserve hundreds of millions of Starting Cells to support multiple product production batches. We believe that peripheral blood derived leukapheresis products are an attractive starting material source due to (i) a mature and validated commercial supply chain, (ii) the large number of purified NK cells per collection and (iii) our ability to characterize the NK cells prior to initiation of manufacturing. An analysis of over a dozen recent isolations performed from different healthy donors demonstrated that our process achieved greater than 95% NK cell purity, greater than 90% viability and up to 500 million NK cells per collection. We select for preferred donors with high expansion potential in our CAR-NK process, which allows us to generate ~70 trillion NK cells from a single donor collection, as shown in the figures below.

Step 2: Genetically Engineer Starting Cells with Gene Circuits.
We genetically modify our NK cells through a viral vector transduction process focused on enhancing gene circuit expression while minimizing impacts on compromising cell viability or cell expansion. To generate our CAR-NK products, the Starting Cells are first thawed and activated. On a specific day post activation, the activated cells undergo our vector transduction process to genetically incorporate our gene circuits. The figures below show that transduction of our activated Starting Cells did not reduce cell expansion rate and provided superior cancer cell killing compared to unengineered cells.
Step 3: Expand and Scale CAR-NK Cells.
Our expansion process is designed to generate large numbers of final product doses per manufacturing batch. As shown in the figures below, our current process has consistently produced greater than 6,000-fold expansion of CAR-NK cells in a 21 day process with high harvest recovery and viability, achieving a planned clinical manufacturing scale of hundreds of patient doses per a single manufacturing batch. We are developing additional technologies and processes to further enhance NK cell expansion for commercial manufacturing, including alternative methods for cell activation and expansion using perfusion bioreactors.
Step 4: Formulate and Cryopreserve CAR-NK Cells.
For freezing and distribution, we intend to formulate and cryopreserve our final product to retain viability, persistence and cytotoxic function post-thaw for off-the-shelf use. Each batch of CAR-NK cells will be filled into vials and cryopreserved for long term storage. The CAR-NK cell product candidates will be shipped in vials to clinical sites, where they will be thawed and infused on demand. We have demonstrated that cryopreserved CAR-NK cells can retain key functional properties required for cancer treatment, including stable transgene expression for over one month. As shown below, our cryopreserved CAR-NK cells retained viability and anti-tumor functions in both in vitro and in vivo models of AML:

Technical Expertise and Facilities for Clinical and Commercial Manufacturing
Our corporate headquarters is located in South San Francisco, CA, where we lease approximately 40,000 square feet of research and development and corporate office space. In this location, we have approximately 10,000 square feet dedicated to manufacturing development labs. We have established research and development teams with extensive experience in cell and gene therapy manufacturing operations, including vector process development, cell process development, analytical development, quality control and quality assurance. In June 2021, we signed a lease agreement for a property in Alameda, California with approximately 92,000 square feet for development as a state-of-the-art Current Good Manufacturing Practices, or cGMP, facility to support clinical and commercial-scale manufacturing of multiple off-the-shelf CAR-NK cell product candidates. This manufacturing facility is designed as a customized end-to-end manufacturing solution to give us the ability to isolate NK cells, engineer these cells with proprietary gene circuits, perform cell culture expansion in large batches, and cryopreserve and store the final cGMP products. In January 2023, we initiated the technology transfer of SENTI-202 to our cGMP manufacturing facility as part of our goal to provide clinical-scale manufacturing for off-the-shelf CAR-NK cell product candidates. We anticipate that this facility will be suitable to support initial clinical trials for our lead product candidates. We plan to leverage the latest cell therapy manufacturing technologies as we strive to optimize quality, maximize scalability and minimize cost.
Our off-the-shelf production process and proprietary manufacturing capabilities are central to our business strategy of maintaining control over the quality and supply of our present and future product candidates for off-the-shelf CAR-NK cell therapies. In addition, we believe that our proprietary manufacturing process enables an anticipated cost in line with competitive off-the-shelf production process estimates. Continued advancements in cell culture scale and process efficiencies may further reduce this cost over time.
In addition, we may also leverage our manufacturing facility to expand the application of our gene circuit technology to biomanufacturing in partnership with one or more third parties. See the section titled “Potential Collaboration Related to Gene Circuits and GMP Manufacturing.”
Agreements
Exclusive/Co-Exclusive Patent License Agreement with the National Cancer Institute for FLT3 Technology
In July 2020, we entered into an Exclusive/Co-Exclusive Patent License Agreement, as amended, or the NCI FLT3 Agreement, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or the NCI, under which the NCI granted us a worldwide, royalty-bearing, sublicensable license under the NCI’s patent rights related to FLT3-targeting chimeric antigen receptor, or CAR, technology (i) exclusively for the development of a universal or split CAR-based immunotherapy using T-cells or NK cells transduced with lentiviral vectors or other retroviral vectors, depending on the cell type, for the prophylaxis or treatment of cancers expressing FMS-like tyrosine kinase 3, or FLT3, where the CAR construct binds to specific domains and (ii) co-exclusively, with a third party, for the development of a multi-specific FLT3 CAR-based immunotherapy or FLT3-specific regulated or switch or Logic Gated CAR-based immunotherapy using T-cells or NK cells transduced with lentiviral vectors or other retroviral vectors, depending on the cell type, for the prophylaxis or treatment of FLT3-expressing cancers, where the CAR construct contains specific domains, in each case of (i) and (ii), to make and have made, use and have used, sell and have sold, offer to sell and import products covered by the licensed patent rights and to practice and have practiced processes covered by the licensed patent rights. In addition to the co-exclusive rights held by a third party, the foregoing license is subject to (a) certain rights of the United States government, including an irrevocable, non-exclusive, non-transferable, royalty-free license for the government to practice all licensed patent rights throughout the world and (b) the NCI’s reserved rights to grant a non-exclusive license to practice the licensed patent rights for purposes of internal research (and not for purposes of commercial manufacture or distribution) at an academic or corporate facility.
Pursuant to the NCI FLT3 Agreement, we must use commercially reasonable efforts to adhere to a commercial development plan, including by achieving certain specified development and regulatory milestones by certain dates, provided that we may request to extend the timelines of such milestones, which the NCI shall not unreasonably deny if the request is supported by a reasonable showing of our diligent performance under the commercial development plan. Upon the first commercial sale of a licensed product or process, we must also use commercially reasonable efforts to make the licensed product or process reasonably accessible to the United States public.
In consideration for the rights granted to us under the NCI FLT3 Agreement, we paid the NCI a one-time, non- refundable license issue fee of $75,000, and are required to pay the NCI a minimum flat annual royalty fee of a dollar amount in the low five digits. We are also obligated to pay the NCI certain development, regulatory and commercial milestone payments of up to an aggregate of $4.6 million for the first licensed product to achieve the applicable event. We will also be required to pay the NCI a tiered royalty in the low-single digit percentages on net sales of each licensed product by us and our sublicensees, subject to specified reductions and offsets, including against the minimum annual royalty payments. Further, the NCI is entitled to receive a portion of the amounts – excluding royalties and certain payments – we receive as a result of the grant of a sublicense under the rights granted under the NCI FLT3 Agreement at a percentage ranging from the low-single digits to low-double digits, depending on the stage of development at which the sublicense is granted. Additionally, we are obligated to pay for a portion of patent expenses that NCI incurred with respect to the licensed patent rights.
The NCI FLT3 Agreement will expire, on a licensed product-by-licensed product and country-by-country basis, on the expiration of all licensed patent rights that claim the applicable licensed product in the applicable country. Licensed patent rights are currently expected to expire in 2037, absent patent term extension or adjustment. We may terminate the NCI FLT3 Agreement in its entirety or with respect to a country for any reason by providing 60 days’ prior written notice to the NCI. The NCI may terminate the NCI FLT3 Agreement if (i) we breach any material obligations under the NCI FLT3 Agreement and fail to cure such breach within 90 days after receiving written notice thereof, or (ii) if the NCI reasonably determines that (a) we are not using commercially reasonable efforts to execute the commercial development plan, including the milestones specified therein, (b) we have willfully made a false statement or omitted a material fact in our license application or any report to the NCI, (c) we have committed a material breach of a covenant or agreement to the NCI, (d) we are not keeping the licensed products or licensed services reasonably available to the public after commercial use commences, or (e) we cannot reasonably justify a failure to comply with the domestic production requirement, in each case of (a) through (e), where we fail to alleviate the NCI’s concerns in 90 days. Additionally, the NCI reserves the right to terminate or modify the NCI FLT3 Agreement if the NCI determines that such action is necessary to meet the requirements for public use specified by federal regulations issued after the date of the license and these requirements are not reasonably satisfied by us.
Exclusive Patent License Agreement with the National Cancer Institute for CD33 Technology
In May 2021, we entered into an Exclusive Patent License Agreement, or the NCI CD33 Agreement, with the U.S. Department of Health and Human Services, as represented by the NCI, under which the NCI granted us an exclusive, royalty-bearing, sublicensable, worldwide license under the NCI’s patent rights related to CD33 targeting CAR technology to make and have made, use and have used, sell and have sold, offer to sell and import products covered by the licensed patent rights and to practice and have practiced processes covered by the licensed patent rights, for the development of a CD33-specific logic-gated CAR-based immunotherapy using autologous human T cells transduced with lentiviral vectors or off-the-shelf human NK cells transduced with retroviral vectors for the prophylaxis or treatment of CD33-expressing cancers. The foregoing license is subject to (i) certain rights of the United States government, including an irrevocable, non-exclusive, nontransferable, royalty-free license for the government to practice all licensed patent rights throughout the world and (ii) the NCI’s reserved rights to grant a non-exclusive license to practice the licensed patent rights for purposes of internal research (and not for purposes of commercial manufacture or distribution) at an academic or corporate facility.
Pursuant to the NCI CD33 Agreement, we must use commercially reasonable efforts to adhere to a commercial development plan, including by achieving certain specified development and regulatory milestones by certain dates, provided that we may request to extend the timelines of such milestones, which the NCI shall not unreasonably deny if the request is supported by a reasonable showing of our diligent performance under the commercial development plan. Upon the first commercial sale of a licensed product or process, we must also use commercially reasonable efforts to make the licensed product or process reasonably accessible to the United States public.

In consideration for the rights granted to us under the NCI CD33 Agreement, we paid the NCI a one-time, non- refundable license issue fee of $150,000, and are required to pay the NCI a minimum flat annual royalty fee of a dollar amount in the low five digits. We are obligated to pay the NCI certain development, regulatory and commercial milestone payments of an aggregate of $3.5 million for the first licensed product to achieve the applicable events. We will also be required to pay the NCI a flat royalty in the low single-digit percentages on net sales of each licensed product by us and our sublicensees, subject to specified reductions and offsets, including against the minimum annual royalty payments. Further, the NCI is entitled to receive a portion of the amounts—excluding royalties and certain payments—we receive as a result of the grant of a sublicense under the rights granted under the NCI CD33 Agreement at a percentage ranging from the low-single digits to low-double digits, depending on the stage of development at which the sublicense is granted. Additionally, we are obligated to pay for patent expenses that NCI incurred with respect to the licensed patent rights.
The NCI CD33 Agreement will expire, on a licensed product-by-licensed product and country-by-country basis, on the expiration of all licensed patent rights that claim the applicable licensed product in the applicable country. Licensed patent rights are currently expected to expire in 2039, absent any patent term extension or adjustment. We may terminate the NCI CD33 Agreement in its entirety or with respect to a country for any reason by providing 60 days’ prior written notice to the NCI. The NCI may terminate the NCI CD33 Agreement if (i) we breach any material obligations under the NCI CD33 Agreement and fail to cure such breach within 90 days after receiving written notice thereof, or (ii) if the NCI reasonably determines that (a) we are not executing the commercial development plan, including the milestones specified therein, (b) we have willfully made a false statement or omitted a material fact in our license application or any report to the NCI, (c) we have committed a material breach of a covenant or agreement to the NCI, (d) we are not keeping the licensed products or licensed services reasonably available to the public after commercial use commences, (e) we cannot reasonably satisfy unmet health and safety needs, (f) we cannot reasonably justify a failure to comply with the domestic production requirement or (g) we have been found by a court to have violated antitrust laws in connection with our performance under the NCI CD33 Agreement, in each case of (a) through (f), where we fail to alleviate the NCI’s concerns in 90 days. Additionally, the NCI reserves the right to terminate or modify the NCI CD33 Agreement if the NCI determines that such action is necessary to meet the requirements for public use specified by federal regulations issued after the date of the license and these requirements are not reasonably satisfied by us.
Research Collaboration and License Agreement with Spark Therapeutics, Inc.
In April 2021, we entered into a Research Collaboration and License Agreement, or the Spark Agreement, with Spark Therapeutics, Inc., or Spark. Under the Spark Agreement, we engaged in a collaborative research program with Spark to design, build and test synthetic promoters that are intended to have each one of five sets of desired characteristics, or promoter profiles. Spark is obligated to reimburse us for our costs and expenses incurred in connection with the conduct of the research program. Upon completion of work under the research program for a particular promoter profile, Spark may select and designate, subject to a specified maximum, a certain number of synthetic promoters that are designed, built and tested or identified by us under the research program with respect to such promoter profiles as optioned promoters. On a promoter profile-by-promoter-profile basis, for each optioned promoters, Spark will have the right to obtain an exclusive, royalty-bearing, sublicensable, worldwide license under our intellectual property rights to develop, manufacture, commercialize and otherwise exploit, for the cure, treatment, palliation, prevention or diagnosis of specified indications, or a licensed field, in vivo gene therapy products incorporating such applicable optioned promoter with respect to such promoter profile and is directed towards specific cell types in the central nervous system, eye, or liver. Spark may exercise its option for any optioned promoter prior to the expiration of the applicable evaluation period.
After exercise of an option, Spark will be responsible for all development, manufacture, commercialization and exploitation in the licensed field, at its own cost and expense, of all in vivo gene therapy products containing an applicable licensed promoter, and we will retain the right to develop, manufacture, commercialize and exploit other products that incorporate the licensed promoters as well as in vivo gene therapy products that incorporate the licensed promoters for uses outside the licensed field. If Spark does not exercise an option for a particular promoter profile prior to the expiration of the evaluation period for such promoter profile, we will retain all rights to the synthetic promoters developed under the Spark Agreement without any further obligations to Spark for such promoter profile.

Pursuant to the Spark Agreement, we received an upfront payment from Spark of $3 million. If Spark exercises an option for a particular promoter profile, it will be required to pay us an option exercise fee in the low to mid-single digit millions. For each licensed promoter-containing in vivo gene therapy product, or licensed product, developed and commercialized by Spark or its affiliates or sublicensees, we are eligible to receive development, regulatory and commercialization milestone payments from Spark up to an aggregate dollar amount in the mid teens millions, and sales milestone payments from Spark up to an aggregate dollar amount in the low hundred millions. In total, we are potentially eligible to receive upfront, opt-in and milestone payments exceeding $645 million if Spark exercises its options for all five promoter profiles and Spark, its affiliates and its sublicensees successfully develop and commercialize five licensed products; we will be eligible to receive additional milestone payments if additional licensed products are developed and commercialized by Spark, its affiliates and its sublicensees. Further, Spark will be obligated to pay us royalties in the low-single digits percentage on net sales of each licensed product sold by Spark, its affiliates and its sublicensees, subject to specified reductions and offsets. Spark’s obligation to pay royalties to us will expire for each licensed product when certain licensed patents and regulatory exclusivities have expired in the country of sale and a minimum number of years has elapsed since the first commercial sale of such licensed product in such country. The Spark Agreement will expire at the end of the last evaluation period if Spark does not exercise any of its options. If Spark exercises at least one option, then the Spark Agreement will expire, on a licensed product-by- licensed product and country-by-country basis, upon the expiration of Spark’s royalty obligation for such licensed product in such country. Spark may terminate the Spark Agreement in its entirety, or on a promoter profile-by-promoter profile or licensed promoter-by-licensed promoter basis, following a specified notice period. Either party may terminate the Spark Agreement in its entirety or in part if the other party fails to cure its material breach of the Spark Agreement within a specified cure period, or immediately if the other party becomes bankrupt or insolvent. We may terminate the Spark Agreement if Spark or any of its affiliates commences any action challenging the validity or enforceability of the licensed patents, other than in certain specified circumstances, or if Spark’s sublicensee challenges our licensed patents, under certain specified circumstances.
Collaboration and Option Agreement with BlueRock Therapeutics LP
In May 2021, we entered into a Collaboration and Option Agreement, or the BlueRock Agreement, with BlueRock Therapeutics LP, or BlueRock. BlueRock is a wholly-owned subsidiary of Bayer Healthcare LLC. Bayer Healthcare LLC’s parent company is Bayer AG, which served as the lead investor in our Series B financing through its Leaps by Bayer unit. Under the BlueRock Agreement, we have engaged in three collaboration programs with BlueRock to research and develop gene circuits that have specified functions. We are responsible for up to $10 million in costs and expenses incurred in connection with our conduct of research activities under an agreed-upon research plan. If the parties mutually agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse us for the costs and expenses that we incur in connection with the agreed-upon additional research activities that, together with costs and expenses incurred under the initial research plan, exceed $10 million. We have not yet received any payment from BlueRock under the BlueRock Agreement and we do not have any obligations to make any payments to BlueRock under the BlueRock Agreement. We are obligated to use commercially reasonable efforts to conduct the research activities assigned to us under the research plan. If we materially breach that obligation and do not cure it within a specified period, BlueRock will have the right to receive a transfer of technology and perform the remainder of the research plan at its own expense.
Upon completion of work under a research plan for a collaboration program, the joint steering committee established by the parties will identify, subject to a specified maximum, a number of gene circuits per collaboration program, or option gene circuits, that have been successfully developed under such collaboration program. We have granted to BlueRock an option, on a collaboration program-by-collaboration program basis, to obtain an exclusive or non-exclusive license under our intellectual property rights to develop, manufacture and commercialize, for the prevention, treatment or palliation of specified indications, or a licensed field, cell therapy products that contain cells of specified types that incorporate an option gene circuit from such collaboration program or a closely related derivative gene circuit. For each collaboration program, BlueRock may conduct evaluation activities on the option gene circuits from such collaboration program to determine whether to exercise its option, and BlueRock may exercise its option to such option gene circuits together with certain closely related derivative gene circuits, or licensed gene circuits, prior to the expiration of a certain time period, or the option exercise period, which includes a minimum amount of time after the expiration of the three-year research term, delivery of a data package to

BlueRock, and completion of a transfer of technology to enable BlueRock’s evaluation activities, whichever happens last. If BlueRock exercises its option for a collaboration program, the parties shall negotiate the financial terms, which will be within certain pre-agreed parameters and may be determined by baseball arbitration if the parties do not reach agreement within the specified negotiation period, and enter into an otherwise agreed-upon written license agreement, or a commercial license. If the parties enter into a commercial license, BlueRock will be responsible, at its sole expense, for the development, manufacture and commercialization, in the applicable licensed field, of cell therapy products containing cells of an applicable type that incorporate an applicable licensed gene circuit, and we will be eligible to receive from BlueRock development, regulatory and commercialization milestone payments, in amounts to be agreed-upon before entry into the commercial license, and royalties, subject to negotiation, equal to low single digit percentages of net sales of applicable cell therapy products sold by BlueRock, its affiliates and its sublicensees, subject to specified reductions and offsets. If BlueRock does not exercise its option for a collaboration program prior to the expiration of the applicable option exercise period, then we will retain all rights to the gene circuits developed under such collaboration program without any further obligations to BlueRock.
For each collaboration program, we are obligated to work exclusively with BlueRock on the development, manufacture and commercialization, in the applicable licensed field, of cell therapy products that contain cells of specified types that incorporate the specific type of gene circuit for such collaboration programs. The end date for this exclusivity obligation for each collaboration program will depend upon whether BlueRock exercises its option for such collaboration program and, if it does, whether the parties enter into a commercial license for such collaboration program. If BlueRock does not exercise its option, then it will end on the expiration of the applicable option exercise period. If BlueRock exercises its option but the parties do not enter into a commercial license, then it will end after a specified time following expiration of the applicable negotiation or baseball arbitration period for the commercial license. If BlueRock exercises its option and the parties enter into a commercial license, then it will end a certain amount of time after the later of completion of research activities or execution of the commercial license.
In addition to the option described above, we granted a right of first negotiation to BlueRock, on a collaboration program-by-collaboration program basis, to obtain a license under our intellectual property rights to research, develop, manufacture and commercialize, for the prevention, treatment or palliation of a specified disease area, or the negotiation field, cell therapy products containing cells of a specified type, or the negotiation cells, that incorporate an applicable efficacy gene circuit developed under such collaboration program. This right of first negotiation does not overlap with the option described above because it pertains to different combinations of fields, cell types and gene circuits. Starting from the effective date of the BlueRock Agreement and, on a collaboration program-by-collaboration program basis, continuing for twelve months or, if later, until the completion of a certain portion of the research plan for such collaboration program, we are obligated to work exclusively with BlueRock on the development, manufacture and commercialization, in the negotiation field, of cell therapy products containing negotiation cells that incorporate the specific type of gene circuit for such collaboration program.
The BlueRock Agreement will expire, on a collaboration program-by-collaboration program basis, upon the earliest of the expiration of the option exercise period for such collaboration program, the effective date of the commercial license, the expiration of the applicable negotiation or baseball arbitration period for the commercial license, or the date the parties mutually agree to cease negotiations for the commercial license. Such expiration shall occur no later than January 2026 unless the parties mutually agree to extend the research term. BlueRock may terminate the BlueRock Agreement in its entirety, or on a collaboration program-by-collaboration program basis, following a specified notice period. Either party may terminate the BlueRock Agreement if the other party fails to cure its material breach of the BlueRock Agreement within a specified cure period, or immediately if the other party becomes bankrupt or insolvent. We may terminate the BlueRock Agreement if BlueRock or any of its affiliates commences any action challenging the validity or enforceability of our patents, other than in certain specified circumstances, or if BlueRock’s sublicensee challenges our patents under certain specified circumstances.
National Cancer Institute (NCI) Contract to Support Development of SENTI-202 in Acute Myeloid Leukemia
In September 2021, we were awarded funding from the National Cancer Institute in the form of a Small Business Innovation Research (SBIR) contract to support further development of SENTI-202 for acute myeloid leukemia (AML) towards clinical development. The Direct to Phase II SBIR contract will provide funding over two years from the NCI of the National Institutes of Health (NIH) and is titled: “Logic-Gated Chimeric Antigen Receptor- Natural Killer Cell Therapy for Acute Myeloid Leukemia.” With the award of this contract, the SENTI-202 program will be funded in part with Federal funds from the National Cancer Institute, National Institutes of Health, Department of Health and Human Services, under Contract No. 75N91021C00026.
Exclusive Patent License Agreement with the National Cancer Institute for GPC3 Technology
In February 2021, we entered into an Exclusive Patent License Agreement, or the NCI GPC3 Agreement, with the U.S. Department of Health and Human Services, as represented by the NCI, under which the NCI granted us an exclusive, royalty-bearing, sublicensable, worldwide license under the NCI’s patent rights related to glypican-3, or GPC3, targeting CAR technology to make and have made, use and have used, sell and have sold, offer to sell and import products covered by the licensed patent rights and to practice and have practiced processes covered by the licensed patent rights, for the development, production and commercialization of a monospecific CAR-based immunotherapy for the prophylaxis and treatment of GPC3 expressing human cancers using unmodified, off-the-shelf natural killer cells transduced with a viral vector that expresses a CAR, and a gene circuit regulating the expression of one or more armoring payloads, specifically excluding the use of autologous T cells or T cells that have been genetically modified to become off-the-shelf. The foregoing license is subject to (i) certain rights of the United States government, including an irrevocable, non-exclusive, nontransferable, royalty-free license for the government to practice all licensed patent rights throughout the world and (ii) the NCI’s reserved rights to grant a non-exclusive license to practice the licensed patent rights for purposes of internal research (and not for purposes of commercial manufacture or distribution) at an academic or corporate facility.
The NCI GPC3 Agreement will expire, on a licensed product-by-licensed product and country-by-country basis, on the expiration of all licensed patent rights that claim the applicable licensed product in the applicable country. Licensed patent rights are currently expected to expire in 2033, absent any patent term extension or adjustment. We may terminate the NCI GPC3 Agreement in its entirety or with respect to a country for any reason by providing 60 days’ prior written notice to the NCI. The NCI may terminate the NCI GPC3 Agreement if (i) we breach any material obligations under the NCI GPC3 Agreement and fail to cure such breach within 90 days after receiving written notice thereof, or (ii) if the NCI reasonably determines that (a) we are not executing the commercial development plan, including the milestones specified therein, (b) we have willfully made a false statement or omitted a material fact in our license application or any report to the NCI, (c) we have committed a material breach of a covenant or agreement to the NCI, (d) we are not keeping the licensed products or licensed services reasonably available to the public after commercial use commences, (e) we cannot reasonably satisfy unmet health and safety needs, (f) we cannot reasonably justify a failure to comply with the domestic production requirement or (g) we have been found by a court to have violated antitrust laws in connection with our performance under the NCI GPC3 Agreement, in each case of (a) through (f), where we fail to alleviate the NCI’s concerns in 90 days. Additionally, the NCI reserves the right to terminate or modify the NCI GPC3 Agreement if the NCI determines that such action is necessary to meet the requirements for public use specified by federal regulations issued after the date of the license and these requirements are not reasonably satisfied by us.
Potential Collaboration Related to Gene Circuits and GMP Manufacturing
We may seek to leverage our manufacturing capabilities and cGMP facility to enable us to expand the application of our gene circuit technology through a partnership in the biomanufacturing space. While we intend to use our proprietary gene circuit technology and manufacturing facility primarily for therapeutic product development and commercialization, our technology and facility can also be applied to noncompetitive biomanufacturing applications, which we believe is an approach well-suited for partnering. A potential biomanufacturing partnership could involve retaining operational control and manufacturing supply of our therapeutic candidates, while our partner could control part of the facility for its own use. We cannot provide any assurance that we will be able to enter into a biomanufacturing partnership on acceptable terms, or at all. We currently have no agreements or commitments for a manufacturing partnership, and we could determine to advance our manufacturing plans without a partner.

Competition
We are aware of other companies that are developing technologies that may compete with elements of our gene circuit platform technologies, including A2 Biotherapeutics, Inc., Arsenal Biosciences, Inc., Beam Therapeutics Inc., CRISPR Therapeutics AG, Encoded Therapeutics, Inc., ImmPACT Bio USA, Inc., Intellia Therapeutics, Inc., MeiraGTx Holdings plc, Obsidian Therapeutics, Inc. and Strand Therapeutics Inc. We are also aware of other companies that are focused on the application of engineered CAR-based immune cell therapies, including NK cells, to oncology, and such competitors include Allogene Therapeutics, Inc., Artiva Biotherapeutics, Inc., Atara Biotherapeutics, Inc., Bristol-Myers Squibb Company, Century Therapeutics, Inc., Caribou Biosciences, Inc., Catamaran Bio, Inc., Cytovia Therapeutics, Inc., Fate Therapeutics, Inc., Gilead Sciences, Inc., Lyell Immunopharma, Inc., Nkarta, Inc., Sana Biotechnology, Inc., Shoreline Biosciences, Inc., Takeda Pharmaceutical Company and Vor Biopharma Inc. Some of these companies may have substantially greater financial and other resources than we have, such as larger research and development staff and well- established marketing and salesforces. Mergers and acquisitions in the biotechnology industry may result in even greater resource concentration among a smaller number of competitors. Smaller or early-stage companies may also prove to be significant competitors, either alone or through collaborative arrangements with large and established companies.
These companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates. Our competitors may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.
Intellectual Property
Intellectual property is the foundation of our company and not only defines who we are, but is the lens through which we implement our business strategy and research and development. Our overall strategy is to own and control all intellectual property related to our gene circuits. We protect our proprietary technology and intellectual property rights through a combination of wholly-owned patent rights, licensed patent rights in particular fields of use, trademark rights, trade secrets and know-how, contractual provisions and confidentiality procedures. Our general strategy includes protecting our proprietary technology and intellectual property rights domestically and in certain key foreign markets. We continually grow and supplement our intellectual property portfolio with new filings and applications not only to strengthen the protection of proprietary technology and intellectual property rights, but also to protect and support the development and commercialization of current and future product candidates. In addition, we seek to protect our technological innovations and branding efforts by filing new patent and trademark applications at the appropriate time and in strategically relevant jurisdictions.
Our patent portfolio relates to our ongoing research and development activities and includes a combination of patents and pending patent applications licensed from third parties, pending patent applications jointly owned with third parties, and patent applications solely owned by us. The patents and pending patent applications in our portfolio can be categorized as relating to our gene circuit platform technologies, including Logic Gating gene circuits, Multi-Arming gene circuits, Regulator Dial gene circuits and Smart Sensor gene circuits; our product candidates, including SENTI-202, SENTI-301A and SENTI-401, as well as other possible pipeline product candidates; and alternative technologies, and our patents and patent application include claims directed to compositions, methods (including preparation, use, or treatment), processes, dosing and formulations. As of February 19, 2023, our in-licensed and owned patent portfolio consists of over 11 issued patents and 148 pending patent applications, of which we own or co-own 3 patents and 120 pending patent applications, and have licensed 8 patents and 28 pending patent applications.
The term of a patent in our patent portfolio varies depending upon a number of factors such as the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest non-provisional filing date of the patent application to which the patent claims priority. In the United States, a term of a patent may be lengthened by patent term adjustment (PTA), which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, in certain instances, the patent term of a U.S. patent that covers an FDA-approved drug may also be eligible for extension to recapture a portion of the term effectively lost as a result of clinical trials and the FDA regulatory review period, such extension is referred to as patent term extension (PTE). The restoration period cannot be longer than five years, and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. However there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date of the patent application to which the patent claims priority. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
We also utilize trademark rights to protect our brand and have filed trademark applications for the marks “SENTI,” “SENTI BIOSCIENCES,” “SENTI BIO,” and Senti’s “S” logo in the United States and in certain marks in foreign countries. As of February 19, 2023, we own two United States trademark registrations, five pending and/or allowed United States trademark applications, five foreign trademark registrations, and one pending foreign trademark application. We have also registered multiple internet domain names to further supplement the protection of our brand.
Government Regulation
The U.S. Food and Drug Administration, or FDA, and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, sampling post-approval monitoring and post-approval reporting of biologics such as those we are developing. Any product candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences.
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before biologics may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements, or GLP;
•submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;
•approval by an institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, or GCP, regulations and any additional requirements for the protection of human research subjects and their health information to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency and, if applicable, to assess compliance with the FDA’s current Good Tissue Practice, or cGTP, requirements for the use of human cellular and tissue products, and of selected clinical investigation sites to assess compliance with GCPs;
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.
Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.
Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. Some preclinical testing may continue even after the IND is submitted. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. We anticipate filing an IND for Senti-202 in the second half of 2023.
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, dose tolerance and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product in the intended therapeutic indication, particularly for long-term safety follow-up. Completion of these so-called Phase 4 studies may also be made a condition to approval of the BLA.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the safety, purity and potency of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. For a product candidate that is also a human cellular or tissue product, the FDA also will not approve the application if the manufacturer is not in compliance with cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks, or otherwise limit the scope of any approval. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, new biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a fast track product at any time during the clinical development of the product. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any marketing application for a biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a biologic or indication approved under accelerated approval if, for example, the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by FDA, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to FDA for review during the pre-approval period.
In 2017, the FDA established a new regenerative medicine advanced therapy, or RMAT, designation, which is intended to facilitate an efficient development program for, and expedite review of, any biologic that meets the following criteria: (i) the biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of such therapy.
Fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation, do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for a particular drug or biologic for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Post-Approval Requirements
Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Changes to the manufacturing process or facility are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•fines, warning letters, or untitled letters;
•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures.
The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Physicians may prescribe, in their independent professional and medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Biosimilars and Reference Product Exclusivity
The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.
Coverage and Reimbursement
Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of our product candidates, if any, may be.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.
Healthcare Reform
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;
•extension of manufacturers’ Medicaid rebate liability under the Medicaid Drug Rebate Program; and
•a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted.
•The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010,

estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In addition, in February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
There has also been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.
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
Other U.S. Healthcare Laws
Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations in the future that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the United States and other countries, include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
•federal civil and criminal false claims laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, and civil monetary penalties laws, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act; Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and their subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the CMS information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests of physicians and their immediate family members; and
•analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers, local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Government Regulation Outside of the United States
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.
The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
To obtain regulatory approval of an investigational biological product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:
•The second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•The applicant consents to a second orphan medicinal product application; or
•The applicant cannot supply enough orphan medicinal product.
For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Employees and Human Capital Resources
As of February 16, 2023, we had 122 employees, all of whom were full-time, consisting of clinical, research, operations, regulatory, finance and business development personnel. 29 of our employees hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Of our executive officers, seventy-five percent (75%) are people of color and fifty percent (50%) are women. With respect to our employees overall, approximately sixty-nine percent (69%) are people of color and approximately fifty-two percent (52%) are women.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Facilities
We currently occupy approximately 40,000 square feet of office and research and development space in South San Francisco, CA under a lease that expires in April, 2027, with an option to extend for an additional eight years. We also currently occupy 92,000 square feet of manufacturing space under lease agreement that expires in September, 2032, with two five-year options to extend. We believe that this space, collectively, is sufficient to meet our existing needs.
Periodic Reporting and Financial Information
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
Corporate Information
We were incorporated under the laws of the State of Delaware on June 9, 2016. Our principal executive office is located at 2 Corporate Drive, First Floor, South San Francisco, California 94080, and our telephone number is (650) 382-3281. Our website address is https://sentibio.com. References to our website address to not constitute incorporation by reference of the information contained on the website, and the information on the website is not part of this document.
On June 8, 2022, Dynamics Special Purpose Corp., a Delaware corporation, or DYNS, consummated a previously announced Merger pursuant to the terms of the Business Combination Agreement with Senti Sub I, Inc., formerly Senti Biosciences, Inc., and Explore Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of DYNS, or Merger Sub. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Senti Sub I, Inc., with Senti Sub I, Inc. surviving the merger as a wholly-owned subsidiary of DYNS. The Merger was approved by DYNS’s stockholders at a meeting held on June 7, 2022. In connection with the consummation of the Merger on the Closing Date, DYNS changed its name from DYNS to Senti Biosciences,

Inc. On June 9, 2022, our common stock, formerly of DYNS, began trading on the Nasdaq Global Market under the trading symbol “SNTI.”
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.sentibio.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.sentibio.com, under “Investors”.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing in this Annual Report. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in this Item 1A below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.
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
•We may not achieve the intended objectives of our strategic prioritization plan announced in January 2023.

•Our current product candidates are in preclinical development and have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their ability to receive regulatory approval or to attain commercial viability.
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
•Supply of our product candidates for preclinical and clinical development may become limited or interrupted or may not be of satisfactory quantity or quality, and we will experience delays if we are unable to operate our own manufacturing facility and are required to rely on third-party back-up manufacturers.
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

•Our business, operations and clinical development plans and timelines could be adversely affected by the impact of global economic and political developments, including high inflation and capital market disruption, the war in Ukraine, economic sanctions and economic slowdowns or recession, including any that may result from the ongoing COVID-19 pandemic, or by the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, CROs, shippers and others.
Risks Related to Our Limited Operating History and Financial Condition
We are a preclinical stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
We are a preclinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $58.2 million and $55.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $173.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
We expect our net losses to increase substantially as we:

•	continue to advance our gene circuit platform technologies;

•	continue preclinical development of our current and future product candidates and initiate additional preclinical studies;

•	commence clinical trials of our current and future product candidates;

•	establish our manufacturing capability, including developing our contract development and manufacturing organization relationships and building our internal manufacturing facilities;

•	acquire and license technologies aligned with our gene circuit platform technologies;

•	seek regulatory approval of our current and future product candidates;

•	expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing and commercialization efforts;

•	continue to develop, maintain, expand, and defend our intellectual property portfolio; and

•	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We will need substantial additional funding. If we are unable to raise capital when needed on acceptable terms, or at all, we may be forced to restructure our business or delay, reduce, or terminate our research and product development programs, future commercialization efforts or other operations.
We will need substantial additional funds to advance development of product candidates and our gene circuit platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates and technologies.
The development of biotechnology product candidates is capital-intensive. If any of our current or potential future product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our gene circuit platform, SENTI-202, SENTI-301A, SENTI-401 and other potential product candidates, and we will require significant funds to continue to develop our platform and conduct further research and development, including preclinical studies and clinical trials. In addition, we expect to incur significant additional costs associated with operating as a public company.
As of December 31, 2022, we had $98.6 million in cash, cash equivalents, and short-term investments. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development of our current and potential future product candidates;

•	the timing and progress of our development of our gene circuit platforms;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•
the costs of building and operating our own dedicated Current Good Manufacturing Practice cGMP and cGTP facility to support clinical and commercial-scale production of multiple allogeneic natural killer (NK) cell product candidates, and the terms of any third-party manufacturing contract or biomanufacturing partnership we may enter into;

•	our ability to maintain our current licenses and collaborations, conduct our research and development programs and establish new strategic partnerships and collaborations;

•	the progress of the development efforts of our existing strategic partners and third parties with whom we may in the future enter into collaboration and research and development agreements;

•	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

•	the impact of the COVID-19 pandemic, supply chain disruptions, global political and market conditions, and inflationary pressures on our business;

•	the cost and timing of regulatory approvals; and

•
our efforts to enhance operational systems and to hire and retain personnel, including personnel to support development of our product candidates, the operation of our manufacturing facility, and to satisfy our obligations as a public company.

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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we may not be able to continue as a going concern beyond twelve months from the issuance date of this Form 10-K. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
We identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of shares of our common stock.
Prior to the closing of the Merger, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with our preparation and the audit of our consolidated financial statements as of and for the years ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in a lack of formalized risk assessment process, lack of segregation of duties, and ineffective process level control activities over the management review of journal entries, account reconciliations and non-routine transactions.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
We implemented a risk assessment process and measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting personnel. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. Moreover, the rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and remediation. To maintain and improve the effectiveness of our financial reporting, we will need to commit significant resources, implement and strengthen existing disclosure processes controls, reporting systems, and procedures, train personnel and provide additional management oversight, all of which may divert attention away from other matters that are important to our business.
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, an independent registered public accounting firm has not yet performed an evaluation of our internal control over financial reporting, though such an evaluation will be required when we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer.” When an evaluation by an independent registered public accounting firm is performed, such firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed.
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
Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2022, we had NOLs for U.S. federal and state income tax purposes of approximately $100.7 million and $55.0 million, respectively,, a portion of which expire beginning in 2036 if not utilized. NOLs for U.S. federal tax reporting purposes of approximately $97.2 million have an indefinite life.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether our NOLs are limited under Section 382 of the Code. We may have experienced ownership changes in the past and may experience ownership changes in the future, including as a result of the Merger or subsequent shifts in our stock ownership (some of which are outside our control). Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Changes in tax law may adversely affect us or our investors.
The U.S. rules dealing with federal, state, and local taxation are constantly under review by those involved in the legislative process, as well as by the U.S. Treasury Department. Changes to tax laws, which may have retroactive application, could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made and change are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial conditions, or results of operations. The existence, timing, and content of new tax laws are unpredictable, and could cause an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
It is not possible to predict the number of shares of our common stock, if any, that we may sell to Chardan Capital Markets LLC, or Chardan, under our common stock Purchase Agreement, or the Purchase Agreement, with Chardan, or the actual gross proceeds resulting from those sales, or the dilution to our stockholders from those sales.
On August 31, 2022, we entered into the Purchase Agreement with Chardan, pursuant to which Chardan may purchase from us up to $50.0 million in shares of our common stock (the “Total Commitment”), upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. To date, we have sold $0.7 million in shares of our common stock to Chardan. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Chardan at our discretion from time to time until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors.
We generally have the right to control the timing and amount of any sales of our common stock to Chardan under the Purchase Agreement. Sales of our common stock to Chardan under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all or some of the common stock that may be available for us to sell to Chardan pursuant to the Purchase Agreement. Accordingly, we cannot guarantee that we will be able to sell all of the Total Commitment or how much in proceeds we may obtain under the Purchase Agreement. If we cannot sell securities under the Purchase Agreement, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could have a material adverse effect on our liquidity and cash position.
Because the purchase price per share of common stock to be paid by Chardan for the common stock that we may elect to sell to Chardan under the Purchase Agreement will fluctuate based on the market prices of our common stock at the time we elect to sell shares to Chardan pursuant to the Purchase Agreement it is not possible for us to predict, as of the date of this Annual Report on Form 10-K and prior to any such sales, the number of shares of common stock that we will sell to Chardan under the Purchase Agreement, the purchase price per share that Chardan will pay for shares of common stock purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Chardan under the Purchase Agreement.
The actual number of shares of our common stock issuable will vary depending on the then current market price of shares of our common stock sold to Chardan and the number of shares of common stock we ultimately elect to sell to Chardan under the Purchase Agreement. If it becomes necessary for us to issue and sell to Chardan under the Purchase Agreement more than the 8,727,049 shares of common stock we registered pursuant to the Purchase Agreement, in order to receive aggregate gross proceeds equal to $50.0 million under the Purchase Agreement, we will have to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Chardan of any such additional shares of common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our common stock under the Purchase Agreement. Under applicable Nasdaq rules, in no event may we issue to Chardan more than 19.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the Purchase Agreement, unless we obtain prior stockholder approval or if such approval is not required in accordance with the applicable Nasdaq rules. In addition, Chardan is not obligated to buy any common stock under the Purchase Agreement if such shares, when aggregated with all other shares of our common stock then beneficially owned by Chardan and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in Chardan beneficially owning common stock in excess of 4.99% of our outstanding shares of common stock. Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business or results of operation.
Investors who buy common stock from Chardan at different times will likely pay different prices.
Pursuant to the Purchase Agreement, the timing, price and number of shares sold to Chardan will vary depending on when we choose to sell shares, if any, to Chardan. If and when we elect to sell any additional common stock to Chardan pursuant to the Purchase Agreement, after Chardan has acquired such common stock, Chardan may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. As a result, investors who purchase shares from Chardan at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Chardan as a result of future sales made by us to Chardan at prices lower than the prices such investors paid for their shares from Chardan.
The sale or issuance of shares of our common stock to Chardan will result in additional outstanding shares and the resale of shares of our common stock by Chardan that it acquires pursuant to the Purchase Agreement, or the perception that such sales may occur, could cause the price of shares of our common stock to decrease.
As of the date of this Form 10-K, we have issued 400,000 shares of common stock to Chardan under the Purchase Agreement, including 100,000 shares issued to Chardan as consideration for its execution and delivery of the Purchase Agreement. The shares of common stock issuable under the Purchase Agreement may be sold by us to Chardan at our sole discretion, subject to the satisfaction of certain conditions in the Purchase Agreement, from time to time, until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors. The purchase price for shares of our common stock that we may sell to Chardan under the Purchase Agreement will fluctuate based on the trading price of shares of our common stock. Depending on market liquidity at the time, sales of shares of our common stock may cause the trading price of shares of our common stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Chardan. Additional sales of shares of our common stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all or some of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our common stock to Chardan, after Chardan has acquired shares of our common stock, Chardan may resell all, some or none of such shares of common stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our common stock. In addition, if we sell a substantial number of shares of our common stock to Chardan under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our common stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.
We may use our cash resources, including proceeds from sales of our common stock made pursuant to the Purchase Agreement in ways with which you may not agree or in ways which may not yield a significant return.
We have broad discretion over the use of capital we have raised, including proceeds from sales of our common stock made pursuant to the Purchase Agreement, and you will not have the opportunity, as part of any decision to invest in our common stock, to assess whether the proceeds are being used appropriately. Accordingly, you will have to rely on the judgment of our management with respect to the use of these funds, with only limited information regarding management’s specific intentions. We may spend all or a portion of the net proceeds of our prior financing activities, including sales of our common stock under the Purchase Agreement, in ways that are not what our stockholders may desire or that may not yield favorable results. Because of the number and variability of factors that will determine our use of the net proceeds, their ultimate use may vary substantially from their currently intended use. The failure by us to apply these funds effectively could harm our business, and the net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our common stock.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. We have two letters of credit held with SVB in an aggregate amount of $3.3 million related to our facility lease. Due to the receivership of SVB, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which we have or may enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions with which we have or may enter into financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Delayed or lost access to other working capital sources and/or delays, inability or reductions in our ability to enter into new credit facilities or access other working capital resources;

•Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•Potential or actual breach of financial covenants in any credit agreements or credit arrangements; or
•Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws and otherwise have a material adverse impact on our business.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety, purity and potency, or efficacy of our product candidates in humans. There is no guarantee that the FDA will permit us to conduct clinical trials. Further, we cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, our clinical protocols or if the outcome of our preclinical studies will ultimately support the further development of our preclinical programs or testing in humans. As a result, we cannot be sure that we will be able to submit IND or similar applications for our proposed clinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials for any of our product candidates to begin.
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

•	adverse events experienced by participants in our clinical trials or by individuals using therapeutics similar to our product candidates;

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
The occurrence of serious complications or side effects in connection with the use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates, or, post-approval, revocation of marketing authorizations or refusal to approve applications for new indications, which could severely harm our business, prospects, operating results, and financial condition.
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for SENTI-202, SENTI-404, or any other product candidate, it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. For example, if the NOT GATE gene circuit, as described below, engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely impacting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely impact our business and financial condition and impair our ability to generate revenues.
Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly large number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.
In the event that any of our current or potential future product candidates receives regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following events could occur, which could result in the loss of significant revenue to us and materially and adversely impact our results of operations and business:
•regulatory authorities may withdraw their approval of the product or seize the product;
•we may be required to recall the product or change the way the product is administered to patients;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•we may be subject to fines, injunctions, or the imposition of civil or criminal penalties;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.
We may not be successful in our efforts to use and expand our gene circuit platform to expand our pipeline of product candidates.
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-401 and other potential product candidates, none of these product candidates has advanced to clinical development. We cannot assure you that any of our existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.
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

The market, physicians, patients, regulators and potential investors may not be receptive to our current or potential future product candidates and may be skeptical of the viability and benefits of our gene circuit pipeline technology because it is based on a relatively novel and complex technology.
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
Even if regulatory approval is obtained for a product candidate, including SENTI-202 or SENTI-401, we may not generate or sustain revenue from sales of approved products. Market acceptance of our gene circuit platform technologies and our current and potential future product candidates, if approved, will depend on, among other factors:

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
If any product candidate we commercialize fails to achieve market acceptance, it could have a material adverse impact on our business, financial condition, results of operations, and prospects.
While we believe our pipeline will yield multiple INDs, we may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We expect our pipeline to yield multiple INDs beginning as early as 2023, including an IND for SENTI-202. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates, including SENTI-202 and SENTI-401, remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees (“IBCs”), as set forth in the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
Interim, topline and preliminary data that we announce or publish from time to time for any clinical trials that we initiate may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimates, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.
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
From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our own internally-developed programs or in our product candidate discovery programs with collaborators, as well as the submission and clearance of INDs and the commencement and completion of planned clinical trials in those programs. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ product candidate discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, and the numerous uncertainties inherent in the development of therapies. As a result, there can be no assurance that our or any future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected, and the price of our common stock could decline.
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

•
clinicians’ and patients’ perceptions as to the potential risks and benefits of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient informed consents;

•	patient eligibility and exclusion criteria for the trials;

•	ability to monitor patients adequately during and after treatment;

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

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

•	delay or failure to obtain institutional review board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;

•	the FDA or other comparable foreign regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;

•	unforeseen safety issues, including severe or unexpected drug-related adverse events experienced by patients, including possible deaths;

•	lack of efficacy or failure to measure a statistically significant clinical benefit within the dose range with an acceptable safety margin during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment by us or our CROs;

•
our CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;

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
Despite our reliance on third parties, we will ultimately be responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, including good laboratory practice, or GLP, good clinical practice, or GCP, cGMP, and cGTP. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, clinical sites and investigators fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency, or EMA, or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates FDA regulatory requirements as well as federal or state healthcare laws and regulations or healthcare privacy and security laws.
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
We depend on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with Spark Therapeutics, Inc., or Spark, and BlueRock Therapeutics, Inc., or BlueRock, for the application of our gene circuit platform technology to the development and commercialization of potential product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and materially harm our results of operations.
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
From time to time, we consider strategic transactions, such as collaborations, regional partnerships for the co-development and/or co-commercialization of our product candidates in selected territories, acquisitions of companies, asset purchases, joint ventures, out- or in-licensing of product candidates or technologies and biomanufacturing partnerships involving our manufacturing facilities and gene circuit platform technology. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies, contract development manufacturing organizations or hospitals. In addition, we announced in January, 2023 that we are actively pursuing strategic geographic partnerships for clinical development of SENTI-301A as part of a business realignment plan to extend our cash runway. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our gene circuit platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
Construction of our planned in-house manufacturing may be delayed or, even if completed, supply of our product candidates for preclinical and clinical development may become limited or interrupted or may not be of satisfactory quantity or quality, and we will experience delays if we are unable to operate our own manufacturing facility and are required to relay on third-party back-up manufacturers.
A key to our strategy is operating our own manufacturing facility. We initiated construction in June 2021 of a dedicated in-house facility to support clinical and commercial-scale production of allogeneic NK cell product candidates in accordance with cGMP and cGTP requirements. We anticipate that this facility will become operational in time to support initial clinical trials for our lead product candidates. Initial manufacturing efforts at our planned facility will focus on our lead programs, SENTI-202 and SENTI-401.

The construction and commissioning of our planned facility may be delayed or may not be completed. As such, we cannot assure that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted. In particular, any change in our plans to construct and operate our own facility, including any decision to rely on third-party back-up manufacturers, could require significant effort and expertise because there may be a limited number, if any, of qualified third-party replacements. We do not currently have arrangements in place for a redundant or second-source supply in the event our planned facility does not become operational. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects. Additionally, we may pursue a biomanufacturing partnership in which we grant a third party certain rights to use our manufacturing facility for the manufacture of third parties’ products or product candidates, which could divert our manufacturing capacity and management resources from the manufacture of our product candidates.
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
Our in-house manufacturing facility and any third-party manufacturers that we use may be unable to successfully scale the manufacturing of our current or potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our current and potential future product candidates and commercializing approved products candidates, if any. We have never operated a cGMP facility before.
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We expect to use our in-house manufacturing facility to produce required quantities of our product candidates. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe our planned cGMP facility will be sufficiently scalable to produce commercial quantities, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines. In addition, we have never operated a cGMP facility before. We may encounter difficulties in operating the facility or meeting the requirements of the FDA or other regulatory authorities that we have not anticipated. If we cannot successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing, clinical trials and commercialization of that product candidate may be delayed or infeasible and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.
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
Risks Related to Our Business and Operations
If the market opportunities for our current and potential future product candidates, including SENTI 202 and SENTI-401, are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.
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
The development and commercialization of cell and gene therapies is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology and/or therapeutics being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop product candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology and biopharmaceutical fields. We believe that while our gene circuit platform, its associated intellectual property portfolio, the characteristics of our current and potential future product candidates and our scientific and technical know-how together give us a competitive advantage in this space, competition from many sources remains.
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
Our strategic re-prioritization plan announced in January, 2023 may not result in the full anticipated benefits or may limit or disrupt our operations.
In January 2023, we announced a pipeline re-prioritization plan to streamline our internal research and development efforts, and focus our internal resources on SENTI-202 and SENTI-401, and, with potential partners, to develop gene circuits for other programs. We may not realize the potential benefits, savings, cash runway extensions or improvements in our cost structure from our re-prioritization efforts due to unexpected difficulties, delays, or costs. In particular, we may not be able to enter into partnerships for SENTI-301A or other programs that we do not intend to develop internally on acceptable terms or within the timeframes that we expect, and we may be forced to dedicate additional time and resources to the maintenance of these programs or to our efforts to secure partnerships. If we are unable to realize anticipated cost savings from the reorganization, our operating results and financial condition may be adversely affected. Furthermore, implementing changes to our corporate strategy may be disruptive to our operations. For example, we may engage in workforce reductions that could yield unexpected consequences, such as turnover beyond planned reductions or increased difficulty in our day-to-day operations. Any workforce reductions could harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully executing key technical and scientific initiatives.
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
We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and potentially clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some of our anticipated future clinical data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs may be vulnerable to a cyber-attack (including supply chain cyber-attacks), malicious intrusion, breakdown, destruction, loss of data privacy, actions or inactions by our employees or contractors that expose security vulnerabilities, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may be increased as a result of the COVID-19 pandemic, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
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
Our business, operations and clinical development plans and timelines could be adversely affected by global economic and political developments, including high inflation and capital market disruption, the war in Ukraine, economic sanctions and economic slowdowns or recessions, the COVID-19 pandemic, or the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, CROs, shippers and others.
Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic, such as the COVID-19 pandemic, could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by the war in Ukraine and the possibility of a wider European or global conflict. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Also, the global COVID-19 pandemic and government measures taken in response have also had a significant impact on businesses and commerce worldwide. In connection with COVID-19, we implemented work-from-home policies for most employees. The effects of government orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
In addition, our preclinical studies and future clinical trials may be affected by the COVID-19 pandemic or other global health epidemics. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state, our preclinical studies and future clinical trial operations could be adversely impacted.
The global COVID-19 pandemic has disrupted and may continue to disrupt healthcare delivery and healthcare regulatory systems. Such disruptions could divert healthcare resources, or delay the review and approval by the FDA or other regulatory bodies, thereby causing delay for our clinical trials. During a global health crisis, certain manufacturing facilities and materials may be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. These and similar, and perhaps more severe, disruptions in our operations could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.
We do not yet know the full extent of potential delays or impacts on our business, our future clinical trials, healthcare systems or the global economy as a whole that may result from the ongoing COVID-19 pandemic. However, these effects could have a material impact on our operations, and to the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows, financial condition and/or prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Market volatility and economic downturns may harm our business and results of operations and negatively affect our stock price.
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
Further, although we make reasonable efforts to ensure patentability of our inventions, we cannot guarantee that all of the potentially relevant prior art relating to our owned or in-licensed patents and patent applications has been found. For example, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates, or the use of our technologies. We thus cannot know with certainty whether we or our licensors were the first to file for patent protection of such inventions. In addition, the United States Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. There is no assurance that all potentially relevant prior art relating to our owned or in-licensed patent applications has been found. For this reason, and because there is no guarantee that any prior art search is absolutely correct and comprehensive, we may be unaware of prior art that could be used to invalidate an issued patent or to prevent our owned or in-licensed patent applications from issuing as patents. Invalidation of any of our patent rights, including in-licensed patent rights, could materially harm our business.
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
Our licensed European patents and patent applications could be challenged in the recently-created Unified Patent Court, or UPC, for the European Union, that is expected to be fully ratified in 2023. Under our current license agreements, we may not have the final or sole decision as to whether we are able to opt out certain of our in-licensed European patents and patent applications from the UPC. Our licensors may decide not to opt out of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent in a central revocation proceeding under the UPC, if successful, could result in a loss of patent protection in numerous European countries, which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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
As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”).
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
We license rights from third parties to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to three license agreements with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI, for intellectual property relevant to our product candidates. For a more detailed description of the license agreements with NCI, see the section titled “Business—Material License and Collaboration Agreements” in this Form 10-K.
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
We have certain obligations to third-party licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from other third parties to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of our existing license agreements, see the section titled “Business—Material License and Collaboration Agreements” in this Form 10-K. If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.
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
Our European patents and patent applications could be challenged in the UPC. Though we may decide to opt out our European patents and patent applications from the UPC, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. Potentially, a single proceeding under the UPC could result in loss of patent protection in numerous European countries rather than each validated country separately. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
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
Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report, others may hold proprietary rights that could prevent our product candidates from being marketed. We or our licensors, or any future strategic collaborator, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any potential future product candidates and technologies, including derivation, reexamination, inter partes review or post-grant review before the USPTO and similar proceedings in jurisdictions outside of the United States such as opposition proceedings. In some instances, we may be required to indemnify our licensors for the costs associated with any such adversarial proceedings or litigation. Third parties may assert infringement claims against us, our licensors or our strategic collaborators based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic collaborators to enforce or otherwise assert their patent rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are not invalid, enforceable and infringed, which could have a material adverse impact on our ability to utilize our platform technologies or to commercialize our current or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.
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
All of our current product candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies for our current product candidates and then conduct extensive clinical trials to demonstrate the safety, purity and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-

stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.
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
Any regulatory approvals that we or potential future collaborators obtain for any of our current or potential future product candidates will be subject to limitations on the approved indicated uses for which a product may be marketed or may be subject to the conditions of approval, or contain requirements for potentially costly post-

marketing testing, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or any other regulatory authority approves any of our current or potential future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and cGTP regulations and applicable product tracking and tracing requirements.
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
The FDA has the authority to require a risk evaluation and mitigation strategy (“REMS”) as part of a biologics license application, or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved product, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.
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
The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex. The BPCIA could have a material adverse effect on the future commercial prospects for our biological products.
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
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services to contain or reduce the costs of healthcare may adversely effect:
•the demand for any of our product candidates, if approved;
•our ability to set a price that we believe is fair for any of our product candidates, if approved;
•our ability to generate revenues or maintain profitability;
•the level of taxes that we are required to pay; and

•the availability of capital.
Legislative and regulatory proposals have been made to expand post-approval requirements and to restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if approved.. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
International data protection laws, including the EU’s General Data Protection Regulation, and the UK’s implementation of the same, or GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR imposes stringent data protection requirements for processing personal data of individuals within the European Economic Area, or EEA, and the UK, as well as potential fines for noncompliant companies of up to the greater of €20 million (£17.5 million) or 4% of annual global revenue. The GDPR imposes numerous requirements for the collection, use and disclosure of personal data, including stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information.
In addition, the GDPR places restrictions on cross-border data transfers. On June 4, 2021, the European Commission issued new forms of standard contractual clauses (one of the primary mechanisms for U.S. companies to import personal information from Europe) for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA (and not subject to the GDPR). The new standard contractual clauses do not apply in the UK, but the UK Information Commissioner’s Office issued a UK-specific transfer mechanism, the International Data Transfer Agreement. We are required to transition to the new forms of transfer mechanisms and doing so will require significant effort and cost. The new transfer mechanisms may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.
The GDPR has increased our responsibilities and potential liability in relation to personal data processed subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. In addition, any failure by us (or our business partners who handle personal data) to comply with GDPR and applicable laws and regulations relating to privacy and data protection of EEA member states and the UK may result in regulators prohibiting our processing of the personal data of EEA and UK data subjects, which could impact our operations and ability to develop our products and provide our services, including interrupting or ending EEA and UK clinical trials.
In the U.S., state laws also govern the privacy and security of personal information and states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and certain uses of sensitive data, and receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined and includes any of our current or future employees who may be California residents) and provide such residents ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. It will also create a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. As we expand our operations and trials (both preclinical and clinical), the CCPA may increase our compliance costs and potential liability. The CCPA has prompted the enactment of similar, comprehensive privacy and data protection legislation in other states, such as Virginia, Colorado, Utah, and Connecticut, which will all become effective in 2023. Furthermore, a number of other U.S. states have proposed similar privacy and data protection legislation, and it is possible that certain of these proposals will pass. In the event that we are subject to or affected by HIPAA, the GDPR, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See section titled “Business - Government Regulation - Other U.S. Healthcare Laws.”
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current of future statures, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to use, we may be subject to significant penalties, including administrative, civil, and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. .Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Further, due to the COVID-19 pandemic, millions of individuals have lost employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals. See section titled “Business - Government Regulation - Coverage and Reimbursement.”
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
Risks Related to Senti and the shares of our common stock
The Senti stock price is volatile, and you could lose part of all of your investment.
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in this section of the Annual Report entitled “Risk Factors” and the following:

•	our ability to advance our current or potential future product candidates into the clinic;

•	results of preclinical studies for our current or potential future product candidates, or those of our competitors or potential future collaborators;

•	the impact of macroeconomic conditions, including the ongoing COVID-19 pandemic on our business;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;

•	our ability to successfully construct and operate our planned cGMP and cGTP facility;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory authorities with respect to our future products, clinical trials, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company, or SPAC;

•	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which it is raised;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of shares of our common stock;

•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of shares of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, public health crises and other calamities; and

•	general economic, industry and market conditions.
In addition, the stock markets in general, and the markets for SPAC post-Merger businesses, pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility, including since the public announcement of the Business Combination Agreement in December 2021. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of shares of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

We may incur significant costs from class action litigation due to the expected stock volatility.
Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of development efforts for our platform and product candidates, the development efforts of future collaborators or competitors, the addition or departure of key personnel, variations in quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years, including since the public announcement of the Business Combination Agreement in December 2021. In addition, recently there has been significant stock price volatility involving the shares of companies that have recently completed a Merger with a SPAC. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Additionally, there has recently been a general increase in litigation against companies that have recently completed a Merger with a SPAC alleging fraud and other claims based on inaccurate or misleading disclosures. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of management.
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
As a result, the financial statements contained in this Annual Report and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.
If certain holders of our common stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our common stock and such holders still may receive significant proceeds.
As of the date of this Annual Report on Form 10-K, the market price of our common stock is below $10.00 per share, which was the price per share of Class A common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 5,060,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 4,878,972 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.004 per share, and 871,028 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 5,750,000 shares of our common stock could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On March 15, 2023, the closing price of our common stock as reported on the Nasdaq Global Market was $1.27 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $6.2 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $1.1 million.
Sales of a substantial number of shares of our common stock in the public market could cause our stock prices to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.
Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.
Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements on Form S-8 registering shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under a registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.
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
Pursuant to the Senti Biosciences, Inc. Equity Incentive Plan, our board of directors or compensation committee is authorized to grant stock options to our employees, directors and consultants. Initially, the maximum aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Incentive Plan was 2,492,735 shares of our common stock. Additionally, the number of shares of our common stock reserved for issuance under the Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on August 5, 2022, out board of directors adopted the 2022 Inducement Plan, pursuant to which an aggregate of 2,000,000 shares of our common stock have been reserved for issuance. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:

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
Provisions in our second amended and restated certificate of incorporation (“Charter”), our amended and restated bylaws, or Bylaws, and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management, which could depress the trading price of shares of our common stock.
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

•	create a classified board of directors whose members serve staggered three-year terms, such that not all members of the board will be elected at one time;

•	specify that special meetings of our stockholders can be called only by our board of directors;

•	prohibit stockholder action by written consent;

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
Pursuant to our Bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our Charter or our Bylaws (including their interpretation, validity or enforceability); or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Stockholders cannot waive compliance with the Securities Act, the Exchange Act or any other federal securities laws or the rules and regulations thereunder. Unless we consent in writing to the selection of an alternate forum, the United States federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these exclusive forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder. The forum selection provisions in our Bylaws may impose additional litigation costs on stockholders in pursuing any such claims and may limit our stockholders’ ability to litigate disputes with us in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce the federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be investors’ sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain for the foreseeable future.
We may be at an increased risk of securities class action litigation.
Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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
Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in South San Francisco, California, where we lease approximately 40,000 square feet of office and research and development space pursuant to a lease agreement which commenced on April 25, 2019 and expires on April 30, 2027, with an option to extend for eight years. In Alameda, California, we lease approximately 92,000 square feet of space pursuant to a lease agreement which initiated on June 3, 2021 and expires on September 30, 2032, with two options to extend for five years each. Within this space, we have begun the build-out of a cell therapy manufacturing facility designed to meet cGMP with the goal of providing clinical and commercial-scale manufacturing for multiple off-the-shelf chimeric antigen receptor (CAR) natural killer (NK) cell product candidates.
Item 3. Legal Proceedings
From time to time we may become involved in legal proceedings to claims arising in the ordinary course of our business. We are not currently a party to any such material legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is currently listed on The Nasdaq Global Market under the symbol “SNTI.” Prior to the consummation of the Merger, our common stock was listed on The Nasdaq Global Market under the symbol “DYNS.”
Holders
As of March 15, 2023, there were 153 holders of record of our common stock. The number of holders of record does not include for example a substantially greater number of “street name” holders or beneficial holders whose Senti Common Shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board at such time. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any future debt financing agreements.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
Pursuant to Chardan’s committed equity facility, we issued and sold 300,000 shares of our common stock to Chardan at a weighted average price of $2.35 per share during the three months ended December 31, 2022. We used the net proceeds from these sales for general corporate purposes.
In Chardan’s committed equity facility, Chardan represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The shares of common stock referred to in this Annual Report on Form 10-K were issued and sold by us to Chardan in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.
Item 6. [RESERVED]
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senti Biosciences, Inc. (“Senti”) entered into a business combination agreement (the “Agreement”) with Dynamics Special Purpose Corp. (“DYNS”) on December 19, 2021. The transactions contemplated by the terms of the Agreement were completed on June 8, 2022 (the “Closing”), in conjunction with which DYNS changed its name to Senti Biosciences, Inc. (hereafter referred to, collectively with its subsidiaries, as “Senti”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Merger”. You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying consolidated financial statements and the related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Senti,” “we,” “us,” “our” and similar terms refer to Senti Biosciences, Inc. (formerly known as Dynamics Special Purpose Corp.) and its consolidated subsidiaries following the Company’s Merger.

Cautionary Statement Regarding Forward-Looking Statements
In This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “explore,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report Part I, Item 1A of this Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
We have incurred net losses of $58.2 million and $55.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had cash, cash equivalents, and short-term investments, of $98.6 million and $56.0 million, respectively, and an accumulated deficit of $173.3 million and $115.1 million, respectively. Net cash flows used in operating activities were $34.9 million and $34.6 million during the years ended December 31, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
As of March 22, 2023, the issuance date of the consolidated financial statements for the year ended December 31, 2022, the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern beyond twelve months from the issuance date of the annual consolidated financial statements. In light of these concerns, our independent registered public accounting firm included in its opinion for the year ended December 31, 2022 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern beyond twelve months from March 22, 2023.
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
Common Stock Purchase Agreement
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
Research and development expenses consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Personnel-related expenses, including share-based compensation expense	$13,528	$7,687
External services and supplies	12,394	9,041
Office and facilities	7,324	4,680
Other	821	549
Total	$34,067	$21,957
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation expense, for personnel in executive, finance and other administrative functions. Other significant costs include legal fees relating to corporate matters, professional fees for accounting and consulting services and an allocation of facility-related costs.
General and administrative expenses consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Personnel-related expenses, including share-based compensation expense	$29,843	$11,756
External services and supplies	7,165	7,395
Office and facilities	1,396	1,534
Insurance	1,821	127
Other	623	438
Total	$40,848	$21,250
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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change
Revenue:
Contract revenue	$3,286	$2,291	$995
Grant income	1,000	470	530
Total revenue	4,286	2,761	1,525

Operating expenses:
Research and development	34,067	21,957	12,110
General and administrative	40,848	21,250	19,598
Total operating expenses	74,915	43,207	31,708
Loss from operations	(70,629)	(40,446)	(30,183)

Other income (expense):
Interest income, net	1,701	11	1,690
Change in fair value of contingent earnout liability	9,461	—	9,461
Gain on extinguishment of convertible notes	1,289	—	1,289
Change in preferred stock tranche liability	—	(14,742)	14,742
Loss on impairment of fixed assets	—	(22)	22
Other expense	(32)	(120)	88
Total other income (expense), net	12,419	(14,873)	27,292
Net loss	$(58,210)	$(55,319)	$(2,891)
Contract revenue. For the years ended December 31, 2022 and 2021, we generated revenue from contracts and license agreements of $3.3 million and $2.3 million, respectively. The increase of $1.0 million was due primarily to a new collaboration agreement entered into in May 2021, partially offset by the collaboration agreement contract modification which caused $0.7 million of the previously recognized upfront payment to be reversed in December 2022.
Grant income. For the years ended December 31, 2022 and 2021, we generated revenue from grants of $1.0 million and $0.5 million, respectively. The increase of $0.5 million was primarily due to the recognition of revenue related to the SBIR SENTI-202 grant funding which began in FY 2021.
Research and development expenses. Research and development expenses were $34.1 million and $22.0 million for the years ended December 31, 2022 and 2021, respectively. The increase of $12.1 million was primarily due to an increase of $5.8 million in personnel-related expenses, which includes a $2.7 million increase in stock-based compensation expense, $3.4 million in professional services costs and $2.6 million in facility costs.

General and administrative expenses. General and administrative expenses were $40.8 million and $21.3 million for the years ended December 31, 2022 and 2021, respectively. The increase of $19.6 million was primarily due to increases of $18.1 million in personnel-related expenses, which includes an $11.4 million increase in stock-based compensation expense, an increase in insurance of $1.7 million and $0.2 million in other corporate expenses, partially offset by a decrease of $0.2 million related to professional, legal and accounting services expenses and a decrease of $0.1 million in facility costs.
Change in fair value of contingent earnout liability. For the year ended December 31, 2022, the increase of $9.5 million resulted from a non-cash gain related to the remeasurement of the contingent earnout liability.
Gain on extinguishment of convertible notes. For the year ended December 31, 2022, we recognized a gain of $1.3 million upon extinguishment of convertible notes.
Change in preferred stock tranche liability. For the year ended December 31, 2021, we recognized a loss of $14.7 million as an adjustment to the preferred stock tranche liability. The adjustment stems primarily from the increase, since the December 31, 2020 measurement date, in management’s estimate of the fair value of our Series B redeemable convertible preferred stock resulting from a decrease in time to liquidity as we drew nearer to completing an exit strategy. There was no equivalent activity for the year ended December 31, 2022, as the preferred stock tranches were issued on May 14, 2021.
Liquidity and Capital Resources
Sources of Liquidity
From inception to December 31, 2022, we raised aggregate gross proceeds of $158.1 million from the issuance of shares of our redeemable convertible preferred stock and the issuance of convertible notes and in connection with the Merger and PIPE Financing, the Company received $140.7 million in proceeds, including the Bayer convertible note cancellation and exchange.
On August 31, 2022, we entered into the Purchase Agreement with Chardan. Pursuant to the Purchase Agreement, we have the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 8,727,049 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of common stock are solely at our election, and we are under no obligation to sell any securities to Chardan under the Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 100,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee. We recognized an expense of $0.7 million within general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss for the Chardan related costs and legal fees incurred in connection with the agreement.
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, we issued 300,000 shares of Class A common stock as of December 31, 2022 aggregating to net proceeds of $0.7 million under the Common Stock Purchase Agreement.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had $98.6 million in cash, cash equivalents, and short-term investments, and an accumulated deficit of $173.3 million, respectively.
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
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021

Net cash from operating activities	$(34,896)	$(34,635)
Net cash from investing activities	(81,959)	(5,543)
Net cash from financing activities	118,551	68,435
Net change in cash and cash equivalents	$1,696	$28,257
Operating Activities
For the year ended December 31, 2022, net cash used in operating activities of $34.9 million was primarily due to our loss of $58.2 million with non-cash adjustments of $16.4 million for stock-based compensation expense, $9.5 million for the change in fair value of the contingent earnout liability, $3.9 million for depreciation and amortization of operating lease right-of-use-assets, $1.3 million for gain on extinguishment of convertible notes and $0.4 million for accretion of discount on short-term investments. Other material changes comprised of $14.1 million increase in operating lease liabilities, $2.2 million increase in accounts payable and accrued expenses and other current liabilities offset by $1.3 million increase in prepaid expenses and other assets and as well as a $1.0 million decrease in deferred revenue.
For the year ended December 31, 2021, net cash used in operating activities of $34.6 million was primarily due to our net loss of $55.3 million with non-cash adjustments of $14.7 million for an increase in our preferred stock tranche liability, $3.0 million for depreciation and amortization of operating lease right-of-use assets and $2.3 million for stock-based compensation expense, as well as a $1.8 million increase in deferred revenue, $2.0 million for an increase in accounts payable and accrued expenses and other current liabilities, offset by a decrease of $1.1 million in operating lease liabilities, an increase of $1.6 million in prepaid and other assets and an increase of $0.4 million in accounts receivable. During the year ended December 31, 2021 the Company expensed $2.2 million of deferred offering costs related to the suspended IPO, all of which was paid and is included in the net cash used in operating activities.
Investing Activities
For the year ended December 31, 2022, net cash used in investing activities of $82.0 million was due to $40.6 million purchases of short-term investments and $41.4 million purchases of property and equipment.
For the year ended December 31, 2021, net cash used in investing activities of $5.5 million respectively, was entirely due to purchases of property and equipment.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities of $118.6 million was primarily due to $112.0 million proceeds received from Merger and related PIPE financing activities, net of transaction cost, $5.2 million from issuance of convertible notes, $0.7 million from issuance of common stock under Common Stock Purchase Agreement, $0.5 million from the issuance of common stock upon exercise of stock options and $0.2 million from the issuance of common stock under Employee Stock Purchase Plan (ESPP).

For the year ended December 31, 2021, net cash provided by financing activities of $68.4 million was primarily due to proceeds received of $67.0 million from the issuance of our Series B redeemable convertible preferred stock and $1.5 million from the issuance of common stock upon exercise of stock options.
Funding Requirements
Based upon our current operating plans, we believe that our existing cash and cash equivalents will not be sufficient to fund our operations beyond the next twelve months from the date of this Annual Report. We anticipate that we will continue to seek additional funding, though the precise timing of such may prove uncertain. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our assumptions may prove to be inaccurate, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing and manufacturing product candidates in preclinical studies and clinical trials is costly and the timing and expenses in these trials are uncertain.
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
Accounting standards require that management evaluate whether we have adequate financial resources to continue as a going concern beyond twelve months after the date that these consolidated financial statements are available to be issued. Management has determined that additional funds will be needed to continue as a going concern for the period defined in the accounting standards.

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
In 2021, we began construction of the cGMP facility. As of December 31, 2022, we have paid $35.5 million in construction costs of the $42.1 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination we will be responsible for payment for work performed to date.
During the year ended December 31, 2021, we entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to execute an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products (See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Related Parties for details into the BlueRock agreement). In consideration for the option, the Company is responsible for up to $10.0 million in research and development costs and expenses associated with the collaboration plan incurred over the three-year term.
We have also entered into license agreements under which we are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Milestone and royalty payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
We have entered into sponsored research agreements under which we are obligated to pay $1.1 million and $0.2 million in 2023 and 2024, respectively.
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
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements. We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Contingent Earnout Liability
In connection with the Reverse Recapitalization, Legacy Senti equity holders are entitled to receive as additional merger consideration up to 2,000,000 shares of our common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event. In accordance with ASC 815-40, Derivatives and Hedging, as certain terms of the Contingent Earnout Shares were not indexed to the common stock, they were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
The estimated fair value of the Contingent Earnout Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
The common stock price was based on the closing price of our common stock as reported on the date at the Reverse Recapitalization and each reporting date. Historically, we have been a private company and lacked company-specific and implied volatility information for our common stock. Therefore, we estimated our expected volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for the expected terms. The risk-free rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the Contingent Earnout Shares. The expected dividend yield was 0% based on the fact that we have never paid or declared dividends. The risk-free rate and expected volatility requires significant judgment and actual results can differ from assumed and estimated amounts.
Determination of the Fair Value of Common Stock
Historically, for all periods prior to the Merger, we were required to estimate the fair value of our common stock underlying our share-based awards when performing the fair value calculations using the Black-Scholes option pricing model. Because our common stock is not currently publicly traded, the fair value of our common stock underlying our share-based awards has been determined on each grant date by our board of directors, with input from management, considering our most recently available third-party valuation of our common stock.
In the absence of a public trading market for our common stock, on each grant date, our board of directors has made a reasonable determination of the fair value of our common stock based on the information known to us on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the common stock, and timely valuations from an independent third-party valuation in accordance with guidance provided by the American Institute of Certified Public Accountants, Inc. Practice Aid: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, 2013. In addition, our board of directors considered various objective and subjective factors to determine the fair value of our common stock, including:
•the estimated value of each security both outstanding and anticipated;
•the anticipated capital structure that will directly impact the value of the currently outstanding securities;
•our results of operations and financial position;
•the status of our research and development efforts;
•the composition of, and changes to, our management team and board of directors;
•the lack of liquidity of our common stock as a private company;
•our stage of development and business strategy and the material risks related to our business and industry;

•external market conditions affecting the life sciences and biotechnology industry sectors;
•U.S. and global economic conditions;
•the results of independent third-party valuations of our common stock;
•the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions; and
•the market value and volatility of comparable companies.
The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered various income, market or asset valuation methods.
Based on our early stage of development and other relevant factors, we appropriately used different valuation methods including a hybrid of the option pricing method, or OPM, and guideline transactions Backsolve method, a hybrid of the OPM and guideline public company methods or a hybrid of OPM, Backsolve method, and Monte Carlo simulation to determine the estimated fair value of our common stock for valuations performed through March 31, 2022. In determining the estimated fair value of our common stock, our Board of Directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity.
Our Board of Directors and management develop best estimates based on the application of these approaches and the assumptions underlying these valuations, giving careful consideration to the advice from our third-party valuation expert. Such estimates involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation expense could be materially different.
Valuation of Preferred Stock Tranche Liability
Our Series B redeemable convertible preferred stock included an obligation whereby the investors agreed to buy, and the Company agreed to sell, additional shares at a fixed price if certain agreed-upon milestones were achieved or at the election of investors. This obligation was determined to be a freestanding financial instrument that should be accounted for as a liability at fair value, and until settlement, the preferred stock tranche liability was revalued at each reporting period with changes in the fair value recorded in earnings. Upon achieving specific milestones, and obtaining Board and stockholder approval, the tranches were called and settled on May 14, 2021. The liability was then extinguished and the fair value was reclassified to redeemable convertible preferred stock.
Historically, we utilized the Monte Carlo valuation model and/or Black-Scholes option pricing model which incorporated assumptions and estimates, to value the preferred stock tranche feature prior to its settlement. Significant estimates and assumptions impacting the fair value measurement included the estimated fair value per share of the underlying Series B redeemable convertible preferred stock, risk-free rate, expected dividend yield, time to liquidity, expected volatility of the price of the underlying preferred stock and determining the type of option (call option and/or forward contract) and associated probabilities. The most significant assumptions impacting the fair value of the preferred stock tranche feature included the estimated fair value of our Series B redeemable convertible preferred stock, the estimated probability of and time to liquidity for going public and staying-private, and the determination of the type of option (call option and/or forward contract) and associated probability.
Historically, we determined the estimated fair value per share of the underlying redeemable convertible preferred stock by taking into consideration the most recent sales of our redeemable convertible preferred stock as well as additional factors that we deemed relevant. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions became available. The risk-free rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the preferred stock tranche feature. We estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid or declared dividends. We estimated the time to liquidity by weighting potential timelines associated with reaching various pipeline milestones and completing an initial public offering. Historically, we have been a private company and lack company-specific and implied volatility information of our stock. Therefore, we estimated our expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for the expected terms. The determination of the type of option is based on the payouts available to the holders of the tranche rights and the level of control the investors had over-exercising these rights.
These estimates involved inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we used significantly different assumptions or estimates, our preferred stock tranche liability could be materially different.
Revenue from Contracts
We recognize revenue from contracts when our customer obtains control of the promised goods or services, in an amount that reflects the consideration which we have received or expect to receive in exchange for those goods or services.
Our revenues are primarily derived through our collaborative research, development and license agreements. The terms of these types of agreements may include (i) research and development services, (ii) licenses for our technology or programs, and (iii) services or obligations in connection with participation in research or steering committees. Payments to us under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments for the achievement of defined research, development and commercial-based events, as well as royalties on sales of any commercialized products. We assess whether the promises in its arrangements with customers are considered distinct performance obligations that should be accounted for separately. Judgment may be required to determine whether the research and development services are distinct from the license to our intellectual property or participation on steering committees.
Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. If these options provide a material right to the customer, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about the technical feasibility and the probability of developing a candidate that would be subject to the option rights.
The transaction price in each arrangement is allocated based on the relative standalone selling price (“SSP”) of each distinct performance obligation, which requires judgment. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs. Due to the early stage of our licensed technology, the license of such technology is typically combined with research and development services and steering committee participation as one performance obligation. Changes in the key assumptions used to determine the SSP could have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data
SENTI BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Senti Biosciences, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Senti Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
March 22, 2023

SENTI BIOSCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$57,621	$56,034
Accounts receivable	626	483
Short-term investments	40,942	—
Prepaid expenses and other current assets	3,390	3,676
Total current assets	102,579	60,193
Restricted cash	3,366	3,257
Property and equipment, net	56,136	12,368
Operating lease right-of-use assets	18,418	20,708
Other long-term assets	293	176
Total assets	$180,792	$96,702
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$2,267	$5,187
Early exercise liability, current portion	135	626
Deferred revenue	799	1,656
Accrued expenses and other current liabilities	12,864	5,331
Operating lease liabilities	1,988	1,743
Total current liabilities	18,053	14,543
Operating lease liabilities, net of current portion	35,103	20,988
Contingent earnout liability	227	—
Early exercise liability, net of current portion	146	619
Deferred revenue, net of current portion	—	176
Total liabilities	53,529	36,326
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock (A and B), $0.0001 par value; zero and 19,517,990 shares authorized at December 31, 2022 and December 31, 2021; zero and 19,517,988 shares issued and outstanding at December 31, 2022 and December 31, 2021; aggregate liquidation preference of zero and $163.8 million at December 31, 2022 and December 31, 2021, respectively	—	171,833
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at December 31, 2022 and December 31, 2021; zero and zero shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 27,006,600 shares authorized at December 31, 2022 and December 31, 2021; 44,062,534 and 2,972,409 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	—
Additional paid-in capital	300,544	3,619
Other comprehensive income	1	—
Accumulated deficit	(173,286)	(115,076)
Total stockholders’ equity (deficit)	127,263	(111,457)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$180,792	$96,702
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenue
Contract revenue	$3,286	$2,291
Grant income	1,000	470
Total revenue	4,286	2,761

Operating expenses
Research and development	34,067	21,957
General and administrative	40,848	21,250
Total operating expenses	74,915	43,207
Loss from operations	(70,629)	(40,446)

Other income (expense)
Interest income, net	1,701	11
Change in fair value of contingent earnout liability	9,461	—
Gain on extinguishment of convertible notes	1,289	—
Change in preferred stock tranche liability	—	(14,742)
Loss on impairment of fixed assets	—	(22)
Other income (expense)	(32)	(120)
Total other income (expense), net	12,419	(14,873)
Net loss	(58,210)	(55,319)
Other comprehensive loss
Unrealized gain on investments	1	—
Comprehensive loss	$(58,209)	$(55,319)
Net loss per share, basic and diluted	$(2.23)	$(19.00)
Weighted-average shares outstanding, basic and diluted	26,110,785	2,912,275
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	11,536,136	$89,662	2,838,376	$—	$1,044	$—	$(59,757)	$(58,713)
Issuance of Series B redeemable convertible preferred stock, Issuance of Series B redeemable convertible preferred stock, including extinguishment of preferred stock tranche liability of $15.2 million, net of issuance costs of $6 thousand	7,981,852	82,171	—	—	—	—	—	—
Exercise of common stock options	—	—	607,406	—	1,525	—	—	1,525
Early exercise of common stock options	—	—	(512,670)	—	(1,329)	—	—	(1,329)
Vesting of early exercise of common stock options	—	—	39,297	—	84	—	—	84
Stock-based compensation expense	—	—	—	—	2,295	—	—	2,295
Net loss	—	—	—	—	—	—	(55,319)	(55,319)
Balance as of December 31, 2021	19,517,988	171,833	2,972,409	—	3,619	—	(115,076)	(111,457)
Conversion of redeemable convertible preferred stock into common stock in connection with the Reverse Recapitalization, net of transaction cost	(19,517,988)	(171,833)	19,517,988	2	171,833	—	—	171,835
Issuance of common stock upon Reverse Recapitalization, net of transaction costs	—	—	19,975,963	2	111,957	—	—	111,959
Contingent earnout liability recognized upon closing of the Reverse Recapitalization	—	—	—	—	(9,688)	—	—	(9,688)
Cancellation and exchange of convertible note in connection with PIPE financing	—	—	517,500	—	5,184	—	—	5,184
Gain recognized on fair value of embedded derivative on SPAC merger date	—	—	—	—	(1,289)	—	—	(1,289)
Common Stock Purchase Agreement settled in common stock, net of fees	—	—	400,000	—	924	—	—	924
Exercise of common stock options	—	—	199,839	—	496	—	—	496
Vesting of early exercise of common stock options	—	—	367,878	—	965	—	—	965
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	110,957	—	151	—	—	151
Stock-based compensation expense	—	—	—	—	16,392	—	—	16,392
Unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(58,210)	(58,210)
Balance as of December 31, 2022	—	$—	44,062,534	$4	$300,544	$1	$(173,286)	$127,263
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(58,210)	$(55,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,398	769
Amortization of operating lease right-of-use assets	2,522	2,241
Accretion of discount on short-term investments	(356)	—
Gain on extinguishment of convertible notes	(1,289)	—
Change in fair value of contingent earnout liability	(9,461)	—
Change in preferred stock tranche liability	—	14,742
Stock-based compensation expense	16,392	2,295
Loss on write-off of fixed assets	12	22
Interest income accrued and not received	(12)	—
Issuance of common stock for Common Stock Purchase Agreement fee	196	—
Other non-cash charges	8	—
Changes in assets and liabilities:
Accounts receivable	(131)	(395)
Prepaid expenses and other current assets	(1,302)	(1,642)
Accounts payable	186	(617)
Accrued expenses and other current liabilities	2,055	2,574
Deferred revenue	(1,033)	1,832
Operating lease liabilities	14,129	(1,137)
Net cash from operating activities	(34,896)	(34,635)
Cash flows from investing activities
Purchases of short-term investments	(40,585)	—
Purchases of property and equipment	(41,374)	(5,543)
Net cash from investing activities	(81,959)	(5,543)
Cash flows from financing activities
Proceeds from Merger and related PIPE financing, net of transaction costs	111,976	(17)
Proceeds from issuance of common stock upon exercise of stock options	521	1,500
Proceeds from issuance of common stock under Common Stock Purchase Agreement	728	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	151	—
Proceeds from issuance of convertible notes	5,175	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	66,952
Net cash from financing activities	118,551	68,435
Net (decrease) increase in cash and cash equivalents	1,696	28,257
Cash, cash equivalents, and restricted cash, beginning of period	59,291	31,034
Cash, cash equivalents, and restricted cash, end of period	$60,987	$59,291

	Years Ended December 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$57,621	$56,034
Restricted cash	3,366	3,257
Total cash, cash equivalents and restricted cash	$60,987	$59,291

Supplemental disclosures of noncash financing and investing items
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$8,153	$4,439
Recognition of Series B preferred stock tranche liability	$—	$33
Extinguishment of Series B preferred stock tranche liability	$—	$15,210
Merger and related PIPE financing costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,429
Receivables in transit from issuance of common stock upon exercise of stock options	$—	$25
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Senti Biosciences, Inc. and its subsidiaries (the “Company” or “Senti”), is a biotechnology company that was founded to create a new generation of smarter medicines that outmaneuver complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with what the Company refers to as “gene circuits.” These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
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
Liquidity and Going Concern
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company raised aggregate gross proceeds of $298.8 million from the Merger and PIPE Financing, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a less extent, through collaboration agreements and governmental grants.
At December 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $173.3 million and $115.1 million, respectively. The Company’s net losses were $58.2 million and $55.3 million for the years months ended December 31, 2022 and 2021, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of December 31, 2022 and 2021, the Company had cash, cash equivalents, and short-term investments of $98.6 million and $56.0 million. As of March 22, 2023, the issuance date of the consolidated financial statements as of and for the year ended December 31, 2022, there is uncertainty about whether the Company’s combined cash, cash equivalents, and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the issuance date of these financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.
The Company’s continued existence is dependent upon management’s ability to raise capital and develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the meeting of ongoing liquidity needs.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operate in one reportable segment.
Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the exchange ratio established in the Merger Agreement.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of contingent earnout, the valuation of convertible notes, the valuation of common and redeemable convertible preferred stock, the valuation of preferred stock tranche liability, the valuation of stock-based compensation expense, standalone selling price (“SSP”) and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents, and short-term investments that are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. The Company’s short-term investments, if any, are limited to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings, and places restrictions on maturities and concentration by type and issuer. As of December 31, 2022 and 2021, the Company has not experienced any credit losses in such accounts or investments.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of amounts deposited in money market funds and securities with original maturity dates of three months or less, which are stated at fair value.
The Company’s restricted cash consists of cash deposited with a financial institution as collateral for a letter of credit required under the Company’s headquarters and research facility leases as well as employee contributions collected under employee stock purchase plan. The restricted cash is presented separately from cash and cash equivalents and classified as non-current on the consolidated balance sheets, as the Company expects the cash to remain restricted for a period greater than one year.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows for the Company:

	December 31,
	2022	2021

Cash and cash equivalents	$57,621	$56,034
Restricted cash	3,366	3,257
Total	$60,987	$59,291
Short-term Investments
Investments in marketable securities with original maturities less than 12 months from the balance sheet date, if any, are classified as short-term investments. Investments with original maturities of greater than 12 months from the balance sheet date, if any, are classified as long-term. The Company classifies all of its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the consolidated statement of operations and comprehensive loss, and as a separate component of stockholders’ equity. These investments consist of corporate debt securities, U.S. Government securities, asset-based securities, and commercial paper, which are subject to minimal credit and market risk. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains and losses on sales of securities and declines in the fair value of securities judged to be other than temporary are included in other income or expense. Unrealized gains and losses are included in other comprehensive loss. Interest on available-for-sale securities is included in interest income in the consolidated statements of operations and comprehensive loss.
Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The estimated fair values of the Company’s cash and cash equivalents, restricted cash, trade, and other receivables and accounts payable approximate their carrying values given their short-term nature.
The Company’s preferred stock tranche liability were carried at fair value from the date of issuance through their extinguishment in May 2021, and were determined using Level 3 inputs in the fair value hierarchy described above.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Property and Equipment, Net
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Small equipment	2 years
Computer equipment and software	3 years
Laboratory equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of the lease term and the useful life
The Company capitalizes certain costs incurred during the construction phase of a project or asset into construction-in-progress. Once the construction is complete and the asset is placed into service, the Company transfers its carrying value into the appropriate fixed asset category and begins depreciating the value over its useful life.
When assets are retired or disposed of, any resulting gain or loss is included in net loss. Expenditures for maintenance and repairs are expensed as incurred.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, such as property and equipment, net, for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying value to the future net undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the amount of any impairment is measured as the difference between their carrying value and their fair value. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life.
Leases
The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded on the consolidated balance sheets with right-of-use assets (“ROU”) representing the Company’s right to use an underlying asset for the lease term and lease liabilities representing the Company’s obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include the effect of any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. As the implicit rate in the Company’s leases is typically unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, the term of the lease, and total lease payments and adjusts for the impacts of collateral as necessary when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments are recorded as an expense in the period incurred.
The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected not to apply the recognition requirement for leases with a term of 12 months or less.
Revenue Recognition
Contract Revenue
Revenue is recognized when a customer obtains control of promised goods or services. The Company applies the following five steps to recognize revenue: (i) identify the contract with a customer; (ii) identify the performance

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligations are satisfied.
A performance obligation is defined as a promise to transfer a product or a service to a customer that is distinct. A product or a service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) the Company’s promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not distinct from other promises in the contract, such promises should be combined into a single performance obligation. The assessment of each of these elements may require significant judgments.
Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. If these options provide a material right to the customer, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights.
The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. The Company’s agreements may include both fixed and variable consideration. Fixed payments are included in the transaction price, while variable consideration, such as milestone payments and fees for research services, are estimated and constrained (if required) at the inception of the contract and evaluated on a periodic basis thereafter.
If a contract has multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation based on the relative stand-alone selling price (“SSP”) of the performance obligation. The Company determines SSP at contract inception and at contract modification. Determining the SSP for performance obligations requires significant judgment. Changes in the key assumptions used to determine the SSP could have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
For each distinct performance obligation, revenue is recognized as the Company transfers control of the product or the service applicable to such performance obligations. In instances where the Company first receives consideration in advance of satisfying its performance obligation, the Company classifies such consideration as deferred revenue until the Company satisfies such performance obligations. In instances where the Company first satisfies its performance obligation prior to its receipt of consideration, the consideration is a contract asset recorded in prepaid expenses and other current assets on the consolidated balance sheets.
Grant Income
The Company receives government grants that reimburses the Company for certain allowable costs for funded projects. Grant income is recognized on a systematic basis over the period in which the Company recognizes qualified research and development costs that grant is intended to compensate and there is reasonable assurance that the Company will meet the terms and conditions of the grant. This income is recorded as grant income in the consolidated statements of operations and comprehensive loss.
Grant payments received in excess of grant revenue earned are recognized as deferred revenue on the balance sheets, and grant income earned in excess of grant payments received is recognized as trade and other receivables on the consolidated balance sheets.
Research and Development
Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel-related expenses, including associated stock-based compensation expense, lab supplies and services, in-license and technology costs, consulting and sponsored research fees, facility costs and depreciation expense.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Nonrefundable advance payments for goods and services that will be used or received in future research and development activities are deferred and recognized as an expense in the period in which the related goods are delivered, or services are performed.
The Company has acquired and may continue to acquire the rights to gene circuit or other technologies from third parties. The upfront payments to acquire a license, product, or rights, as well as any annual maintenance charges and future milestone payments, are immediately recognized as research and development expense provided that there is no alternative future use of the rights in other research and development projects.
Deferred Offering Costs
Deferred offering costs consists of incremental legal, accounting and other fees directly attributable to equity offerings. Deferred offering costs are capitalized within prepaid expenses and other current assets on the consolidated balance sheets and are offset against proceeds of the offering in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity as a reduction of additional paid-in capital upon the completion of the equity offering. In the event the equity offering is terminated, all of the deferred offering costs are expensed within the Company’s consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, the Company expensed zero and $2.2 million, respectively, of previously deferred offering costs related to the suspended Initial Public Offering (“IPO”) within general and administrative expense on the consolidated statement of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company recorded zero and $1.4 million, respectively, of deferred offering costs related to the SPAC merger. The amount was included in prepaid expenses and other current assets on the Consolidated Balance Sheet.
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2022 and 2021.
Accretion and Classification of Redeemable Convertible Preferred Stock
The Company's redeemable convertible preferred stock was recorded based on proceeds received, net of the related preferred stock tranche liability and issuance costs, and is classified outside of stockholders' equity on the consolidated balance sheets because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding redeemable convertible preferred stock. The Company's Series A and Series B redeemable convertible preferred stock were subject to liquidation, dissolution, or winding up of the Company, either voluntary or involuntary. Refer to Note 8, Stockholders’ Equity (Deficit), for further details.
Preferred Stock Tranche Liability
The Company’s Series B redeemable convertible preferred stock included an obligation whereby the investors agreed to buy, and the Company agreed to sell additional shares at a fixed price in the event that certain agreed-upon milestones were achieved or at the election of investors. This obligation was determined to be a freestanding financial instrument that should be accounted for as a liability at fair value (Note 4). This preferred stock tranche liability was revalued at each reporting period through settlement with changes in the fair value recorded as a change in preferred stock tranche liability in the consolidated statements of operations and comprehensive loss. The fair value at settlement was reclassified to redeemable convertible preferred stock at such time.
Contingent Earnout Equity
In connection with the Reverse Recapitalization and pursuant to the Merger dated as of June 8, 2022 by and among the Merger Sub and Legacy Senti, former holder of the Legacy Senti common stock and Legacy Senti preferred stock are entitled to receive as additional consideration of up to 2,000,000 shares of the Company’s

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Common Stock (the “Contingent Earnout Shares”), comprised of two separate tranches of 1,000,000 shares per tranche, for no consideration upon the achievement of certain share price milestones within a period of two and three years. The Contingent Earnout Shares are a form of dividend for holders of Legacy Senti common stock and Legacy Senti preferred stock. If there is a change of control within the three-year period following the closing of the Merger that results in a per share price equal to or in excess of certain share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. In accordance with ASC 815-40, Derivatives and Hedging, as certain terms of the contingent earnout shares were not indexed to the common stock, equity treatment is precluded and liability classification is required at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as Change in fair value of contingent earnout liability in the consolidated statements of operations and comprehensive loss. A portion of the earnout shares were granted to holders of Legacy Senti common stock that are subject to repurchase, and as of the date of the Merger were accounted for as stock-based compensation expense and expensed as there was no remaining service period.
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
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense related to employees and non-employees based on the grant date fair value of the awards. For awards that vest solely based on continued service, stock-based compensation expense is recognized in the consolidated statements of operations using the straight-line method. For performance and market awards, stock-based compensation expense is recognized over the requisite service period using the accelerated attribution method. No compensation expense will be recognized for awards subject to performance conditions until it is probable that the performance condition will be met.
The Company recognizes stock-based compensation expense related to purchase rights issued pursuant to its employee stock purchase plan on a straight-line basis over the offering period.
The Company has allowed specified option holders to exercise unvested options. The options that are exercised prior to vesting continue to vest according to the respective option agreement, and such unvested shares are subject to repurchase by the Company at the option holder’s original exercise price in the event the option holder's service with the Company voluntarily or involuntarily terminates.
The Company records proceeds from the early exercise of options as a current and long-term liability in the consolidated balance sheets, and reclassifies this liability to additional paid-in capital as the Company's repurchase right lapses. The shares purchased by the option holders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all loss for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by adjusting net loss attributable to common stockholders for an allocation of the undistributed earnings and dividing it by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

calculation, the Company's outstanding stock options, redeemable convertible preferred stock, and potential issuance of redeemable convertible preferred stock under existing preferred stock tranches, are considered potential dilutive common shares.
The Company's participating securities contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of operations in the period that includes the enactment date.
The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. To date, there have been no interest charges or penalties related to unrecognized tax benefits.
Recently Adopted Accounting Standards
In November 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. The ASU was effective January 1, 2022, and had no material impact on the Company’s consolidated financial statements and related disclosures.
In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 370-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The ASU was effective January 1, 2022, and had no material impact on the Company’s consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU was effective January 1, 2022, and had no material impact on the Company’s consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU was effective January 1, 2022, and had no material impact on the Company’s consolidated financial statements and related disclosures.
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
•each outstanding option to purchase Legacy Senti common stock was converted into an option to purchase a number of shares of the Company’s common stock equal to the number of shares of Legacy Senti common stock subject to such option multiplied by approximately 0.1957, rounded down to the nearest whole share, at an exercise price per share equal to the current exercise price per share for such option divided by approximately 0.1957, rounded up to the nearest whole cent; and
•all shares of Dynamics Class A common stock were redesignated as common stock, par value $0.0001 per share, of the Company.
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
In association with the Merger, Dynamics entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), including S. Peter Lee, the father of Senti’s Chief Technology Officer. Pursuant to the Subscription Agreements, the PIPE Investors purchased an aggregate of 5,060,000 shares of the Company’s common stock (the “PIPE Shares”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $50.6 million (the “PIPE Financing”). The PIPE Financing was consummated in connection with the Merger.
Concurrently with the closing of the Merger, the unsecured convertible promissory note (the “May 2022 Note”) in the principal amount of $5.2 million that was previously issued by Legacy Senti to Bayer Healthcare LLC

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
In connection with the Merger, the Company raised $140.7 million in proceeds from the Merger and related PIPE Financing, including the Bayer convertible note cancellation and exchange. Transaction costs totaling $23.5 million consisting of banking, legal, and other professional fees were deducted from the funds raised, of which $4.8 million was incurred by the Company and the remainder by Dynamics. In addition, there were no unpaid transaction costs included in accounts payable and accrued expenses as of December 31, 2022.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

4. Fair Value Measurements
Cash Equivalents, Restricted Cash and Short-term Investments
The following tables summarize the estimated value of cash equivalents, restricted cash and short-term investments by category (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Level 1
Money market funds	$45,412	$—	$—	$45,412	$42,046	$3,366	$—
Subtotal	45,412	—	—	45,412	42,046	3,366	—
Level 2
U.S. Treasury securities	14,866	4	(3)	14,867	—	—	14,867
U.S. agency securities	5,938	—	—	5,938	3,983	—	1,955
Commercial Paper	28,122	—	—	28,122	5,994	—	22,128
Corporate debt securities	7,590	1	(1)	7,590	5,598	—	1,992
Subtotal	56,516	5	(4)	56,517	15,575	—	40,942
Total	$101,928	$5	$(4)	$101,929	$57,621	$3,366	$40,942

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Level 1
Money market funds	$59,291	$—	$—	$59,291	$56,034	$3,257	$—
Total	$59,291	$—	$—	$59,291	$56,034	$3,257	$—

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Contingent Earnout Liability
Fair value as of December 31, 2021	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	(9,688)
Change in fair value included in other income (expense)	9,461
Fair value as of December 31, 2022	$(227)
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Preferred Stock Tranche Liability
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
The $15.2 million value of the preferred stock tranche liability as of May 14, 2021 was determined using the current value method as both tranches were called by the Company and were extinguished. The following reflects the significant quantitative inputs used in the valuation of the preferred stock tranche liability as of May 14, 2021

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

using a weighted comparable guideline IPO (high and low) and special purpose acquisition company (“SPAC”) transactions for the public scenario and the Black-Scholes pricing model for the staying-private scenario:

	May 14, 2021
	Tranches 2 and 3
	Public Scenario	Staying-Private Scenario
	Call	Call
Estimated fair value of Series B redeemable convertible preferred stock	$2.18	$1.58
Scenario weighting	75.0%	25.0%
Value of each tranche feature	$1.637	$0.395
Weighted-average value of Series B redeemable convertible preferred stock	$2.032
The extinguishment of the preferred stock tranche liability as of May 14, 2021 resulted in a gain of $14.7 million being recognized in the consolidated statement of operations and comprehensive loss.

5. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses (including prepaid rent)	$1,871	$798
Deposits	1,418	1,157
Reverse Recapitalization deferred offering costs	—	1,446
Other	101	275
Total prepaid expenses and other current assets	$3,390	$3,676
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$8,265	$4,988
Leasehold improvements	1,869	431
Computer equipment and software	389	262
Furniture and fixtures	326	294
Construction in progress	48,273	8,048
Property and equipment at cost	59,122	14,023
Less: accumulated depreciation	(2,986)	(1,655)
Property and equipment, net	$56,136	$12,368
Depreciation totaled $1.4 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued professional and service fees related to facility construction	$7,342	$605
Accrued professional and service fees other	1,750	1,950
Accrued employee-related expenses	3,743	2,665
Other accrued expenses	29	111
Total accrued expenses and other current liabilities	$12,864	$5,331
6. Operating Leases
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The corporate headquarters lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provides for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, to be disbursed by the landlord no later than December 31, 2023. The Company is deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance is considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Years Ended December 31,
	2022	2021
Operating lease cost	$5,300	$3,793
Short-term lease cost	81	—
Variable lease cost	730	725
Total lease cost	$6,111	$4,518

	Years Ended December 31,
	2022	2021
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$11,363	$(2,669)
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$231	$10,153
Weighted-average remaining lease term	8.2 years	7.8 years
Weighted-average discount rate	9.1%	9.1%

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

For the year ended December 31, 2022, the Company received $14.1 million of the $17.5 million tenant improvement allowance.
As of December 31, 2022 and 2021, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.
Maturities of the Company’s lease liabilities as of December 31, 2022, were as follows (in thousands):

2023	$6,272
2024	7,265
2025	7,489
2026	7,723
2027	5,780
Thereafter	24,449
Total undiscounted lease payments	58,978
Less imputed interest	(18,543)
Tenant improvement allowance remaining	(3,344)
Total lease liabilities	$37,091
7. Convertible Note
On May 19, 2022, in connection with the Merger, Legacy Senti issued $5.2 million in unsecured convertible promissory notes for the purchase price of $5.2 million. The May 2022 Note was due May 2024 and interest accrued at an annual rate of 3.0%.
The May 2022 Note was cancellable and exchangeable or convertible under any of the following circumstances:
•Automatic conversion upon the closing of the Merger with Dynamics. The outstanding principal under this note shall be cancelled and exchanged automatically into that number of shares of Dynamics common stock as is equal to (a) the entire principal amount under this note divided by (b) $10.00. Upon conversion of this note, any and all accrued interest under this note shall immediately and automatically be cancelled and forgiven. The shares issued upon conversion of this note shall have the same rights and entitlements as the shares issued in connection with the PIPE by Dynamics.
•Automatic conversion upon closing of a qualified IPO. The note and any accrued unpaid interest shall be automatically converted into shares of the equity securities issued in the qualified IPO at a conversion price equal to the product of (a) 80%, and (b) the price per share of the Company’s common stock issued to the public in the qualified IPO.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through December 31, 2022, no cash dividends have been declared or paid.
At December 31, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 and 27,006,600 shares of common stock, respectively all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	December 31,
	2022	2021
Series A and B redeemable convertible preferred stock	—	19,517,988
Common Stock Purchase Agreement	8,327,049	—
Common stock options issued and outstanding	9,875,675	2,291,838
Common stock shares available for future issuance under equity plans	2,948,472	717,617
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	481,627	—
Unvested early exercised common stock	105,500	473,373
Total	22,186,271	23,000,816
On June 8, 2022, upon the Closing, all of the outstanding redeemable convertible preferred stock was converted to Common Stock pursuant to the conversion rate effective immediately prior to the Merger and the Exchange Ratio and the remaining amount was reclassified to additional paid-in capital. Refer to Note 3, Reverse Recapitalization, for further details of the Merger.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of December 31, 2022.
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to Chardan under the Purchase Agreement more than 8,727,049 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company issued 100,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee, upon execution of the Purchase Agreement. The Company recognized an expense of $0.7 million within general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the Chardan related costs and legal fees incurred in connection with the agreement.
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company issued 300,000 Class A common stock as of December 31, 2022 aggregating to net proceeds of $0.7 million under the Common Stock Purchase Agreement.
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
The estimated fair value of the total Contingent Earnout Shares at the Closing on June 8, 2022, was $9.8 million based on a Monte Carlo simulation valuation model. Of this amount, $9.7 million was accounted for as a Contingent Earnout Liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the common stock of the Company. The remaining balance of $0.1 million relates to holders of Legacy Senti common stock that are subject to repurchase were accounted for as stock-based compensation expense and recorded as an expense, as there was no remaining service period. The Contingent Earnout Liability was remeasured to fair value as of December 31, 2022, resulting in the recording of a

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

non-cash gain of $9.5 million for the year ended December 31, 2022, classified within change in fair value of contingent earnout liability in the consolidated statements of operations and comprehensive loss.
Assumptions used in the valuation are described below:

	June 08, 2022	December 31, 2022

Current stock price	$7.51	$1.41
Expected share price volatility	81.0%	85.0%
Risk-free interest rate	2.94%	4.32%
Estimated dividend yield	0.0%	0.0%
Expected term (years)	3.0	2.4

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
In April 2021, the Company entered into a research collaboration and license agreement with Spark Therapeutics, Inc. (“Spark”). Under the agreement, the Company will be responsible for a research program, which includes designing, building and testing five cell type specific-synthetic promoters for use in developing certain gene therapies using the Company’s proprietary technology. The Company received an upfront payment from Spark of $3.0 million and Spark is obligated to reimburse the Company for costs and expenses incurred for the research program. The Company expected to complete the research program over a two-year period. In December 2022, the Company amended the research collaboration and license agreement to allow for an increase in budget and a two-month extension of the research program. As there were no changes to performance obligations and the services to be provided are not distinct from those already transferred, the transactions was accounted for as a contract modification and a cumulative catch-up of $(0.7) million was recognized in December 2022. As of December 31, 2022, there is a total of $0.8 million remaining of the upfront payment to be recognized over the remaining period of the research program.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
For the years ended December 31, 2022 and 2021, the Company recorded revenue, which was previously included in the deferred revenue at the beginning of each period, of $1.0 million and zero, respectively. Contract asset balances related to unbilled revenue for our collaboration agreements were zero as of December 31, 2022 and 2021, and are presented within prepaid expenses and other current assets on the consolidated balance sheets.
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
Entity-wide information
During the years ended December 31, 2022, Customers A and B accounted for 77% and 23%, respectively, of revenue. During the years ended December 31, 2021, when excluding the $0.3 million contract asset reversal for Customer C, Customers A and B accounted for 84% and 16%, respectively, of revenue.
All revenues were generated in the United States for the years ended December 31, 2022 and 2021.
10. Stock-Based Compensation
2016 Stock Incentive Plan (as Amended and Restated)
The Company’s 2016 Stock Incentive Plan (the “2016 Plan”) provides for the grant of incentive stock options, non-qualified stock options and restricted stock awards to employees, directors, and consultants of the Company.
Following the Merger, the 2016 Plan was terminated. No additional stock awards will be granted under the 2016 Plan. All awards previously granted and outstanding as of the effective date of the Merger, were adjusted to reflect

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

the impact of the Merger as described in Note 3, Reverse Recapitalization, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan.
2022 Stock Incentive Plan
On June 8, 2022, upon the Merger, the Company adopted a 2022 Stock Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock options to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants.
The exercise price of an options granted under the 2022 Plan shall not be less than the fair market value of a common stock share on the date of grant. With respect to a 10% stockholder, the exercise price of an option granted shall not be less than 110% of the fair value of the common stock share on the date of grant.
Options granted under the 2022 Plan generally vest over four years and expire no later than ten years after the grant date.
The Company initially reserved 2,492,735 shares of common stock for issuance under the 2022 Plan. On the first day of each year commencing January 1, 2023, the 2022 Plan will automatically increase by 5% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase. In addition, the shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan.
As of December 31, 2022, the total number of shares of common stock available for issuance under the 2022 Plan is 1,568,781.
2022 Inducement Equity Plan
On August 5, 2022, the Company adopted a 2022 Inducement Equity Plan (the “2022 Inducement Plan”). The 2022 Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to persons not previously an employee of the Company and its affiliates.
The exercise price of an options granted under the 2022 Inducement Plan shall not be less than the fair market value of a common stock share on the date of grant.
Awards granted under the 2022 Inducement Plan expire no later than ten years after the grant date.
The Company initially reserved 2,000,000 shares of common stock for issuance under the 2022 Inducement Plan.
As of December 31, 2022, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 1,379,691.
2022 Employee Stock Purchase Plan
On June 8, 2022, upon the Merger, the Company adopted a 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company's common stock at a price equal to 85% of the lower of the fair market values of the stock on the first day of an offering or on the date of purchase. The Company’s ESPP operates with rolling offering periods, which are generally 24 months.
The Company initially reserved 592,584 shares of common stock for issuance under the ESPP. On the first day of each year commencing January 1, 2023, the 2022 Plan will automatically increase by 1% of the outstanding

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase.
As of December 31, 2022, the total number of shares of common stock available for issuance under the ESPP is 481,627.
Stock Options
The following table summarizes the Company’s stock option activity and related information under all equity plans, excluding performance and market awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,291,838	$4.39	9.1	$11,304
Granted	2,655,259	$2.09
Exercised	(199,839)	$2.49
Forfeited	(555,832)	$3.21
Outstanding at December 31, 2022	4,191,426	$3.18	9.1	$6
Vested and exercisable at December 31, 2022	770,429	$4.14	8.3	$6
The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 were $1.47 and $4.91, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 were $0.3 million and $0.8 million, respectively.
As of December 31, 2022 and 2021, the unrecognized stock-based compensation expense related to stock options was approximately $8.0 million and $9.2 million respectively, expected to be recognized over a weighted-average period of 2.7 years and 3.1 years respectively.
Early Exercise of Stock Options into Restricted Stock
For the years ended December 31, 2022 and 2021, the Company issued zero and 512,670 shares of common stock upon exercise of unvested stock options, respectively. As of December 31, 2022 and December 31, 2021, 105,500 and 473,373 shares were held by employees subject to repurchase at an aggregate price of $0.3 million and $1.2 million, respectively.
Performance Awards
In connection with the Merger, on December 19, 2021, Legacy Senti approved 8,400,892 performance awards to existing employees that vest contingent upon the satisfaction of both a four-year service condition and a performance condition tied to the consummation of the Merger. The awards and the associated recognition of stock-based compensation expense were contingent on the Merger being consummated. As of the approval date of the performance awards, Legacy Senti did not have sufficient common stock available for issuance. Upon the Merger, the Company increased the number of shares authorized and 6,796,074 awards were granted on June 8, 2022. Refer to Note 8, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	—	$—	—	$—
Granted	6,796,074	$9.92
Forfeited	(1,427,573)	$9.92
Outstanding at December 31, 2022	5,368,501	$9.92	9.0	$—
Vested and exercisable at December 31, 2022	270,308	$9.92	9.0	$—
The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $4.47.
As of December 31, 2022, the unrecognized stock-based compensation expense related to performance awards was approximately $13.2 million, expected to be recognized over a weighted-average period of 1.9 years.
Market Awards
In connection with the Business Combination Agreement with DYNS, on December 19, 2021, Legacy Senti approved 605,451 market awards to its co-founder and Chief Executive Officer, Dr. Timothy Lu, that vest contingent upon the satisfaction of all three of the following conditions: a service condition, a performance condition tied to the consummation of the Merger, and market conditions. The market condition is achieved in four tranches, where 25% of the options will vest when the trading price of the Company’s stock is above various thresholds of price per share. The award and the associated recognition of stock-based compensation expense are contingent on the Merger being consummated. As of the approval date, Legacy Senti did not have sufficient common stock available for issuance to allow for exercise of the stock options. Upon the Merger, the Company increased the number of shares authorized and 315,748 awards were granted on June 8, 2022. Refer to Note 8, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.
The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $3.77.
As of December 31, 2022, the unrecognized stock-based compensation expense related to market awards was approximately $0.8 million, expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity and related information under all equity plans:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	447,948	$2.50
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2022	447,948	$2.50
As of December 31, 2022, the unrecognized stock-based compensation expense related to restricted stock units was approximately $1.0 million, expected to be recognized over a weighted-average period of 1.7 years.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Expected Term — The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The expected term for the ESPP purchase rights is the length of the purchase period.
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
The assumptions used to determine the grant date fair value of non-market based, stock options granted were as follows, presented on a weighted-average basis:

	Years Ended December 31,
	2022	2021
Expected term (in years)	5.8	6.0
Expected volatility	78.8%	82.3%
Risk-free interest rate	3.2%	0.9%
Dividend yield	—	—
The assumptions used to determine the per-share fair value of shares to be granted under the ESPP were as follows:

	Years Ended December 31,
	2022	2021
Fair value per share	$0.85	—
Fair value per share of Common Stock	$1.63	—
Expected term (in years)	1.3	0
Expected volatility	88.2%	—
Risk-free interest rate	3.8%	—
Dividend yield	—	—

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2022	2021
General and administrative	$13,340	$1,940
Research and development	3,052	355
Total stock-based compensation expense	$16,392	$2,295
11. Income Tax
The Company did not record any income tax expense or benefit during the years ended December 31, 2022 and 2021. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
For the calendar years ended December 31, 2022 and 2021, the tax effects of significant items comprising the Company's deferred taxes are as follows:

	Years Ended December 31,
	2022	2021

Deferred tax assets:
Net operating losses	$25,249	$23,104
Lease liability	7,789	6,350
Tax credits	6,053	4,915
Capitalized R&D Section 174 expense	5,131	—
Stock-based compensation	683	28
Accruals and reserves	756	738
Fixed asset basis	259	—
Other	—	600
Total deferred tax assets	45,920	35,735
Deferred tax liabilities:
Operating lease right-of-use assets	(3,869)	(5,789)
Fixed asset basis	—	(236)
Total deferred tax liabilities	(3,869)	(6,025)
Valuation allowance	(42,051)	(29,710)
Net deferred taxes	$—	$—
The Company records the tax benefit of net operating losses, temporary differences, and credit carryforwards as assets to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.
The valuation allowance increased by approximately $12.3 million and $10.7 million during years ended December 31, 2022 and 2021, respectively, and the Company’s deferred tax assets continue to be fully offset by the valuation allowance as at December 31, 2022. For the years ended December 31, 2022 and 2021, the Company did not record an income tax provision.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows (in thousands):

	Amount	Expiration Years

Net operating losses, federal (Post December 31, 2017)	$96,781	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$3,508	12/31/2031
Net operating losses, state	$55,023	12/31/2032
Tax credits, federal	$4,279	12/31/2032
Tax credits, state	$4,125	Do Not Expire
Net operating losses, foreign	$1,149	Do Not Expire
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not performed an analysis to determine the limitation of our net operating loss carryforwards.
The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2022	2021

Statutory rate	21.00%	21.00%
State tax	(0.13)%	2.98%
Other	(0.93)%	(0.80)%
Tax credits	1.21%	2.29%
Fair value of series B preferred stock tranche obligation	—%	(5.60)%
Fair value of contingent earnout liability	3.41%	—%
Valuation allowance	(24.56)%	(19.87)%
Total	—%	—%
The Company has elected to include interest and penalties as a component of tax expense. For the years ended December 31, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in the U.S. federal and California tax jurisdictions. The federal and state income tax returns from inception to December 31, 2022 remain subject to examination.
12. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

	Years Ended December 31,
	2022	2021
Net loss	$(58,210)	$(55,319)

Weighted-average shares used in computing net loss per share, basic and diluted	26,110,785	2,912,275
Net loss per share attributable to common stockholders, basic and diluted	$(2.23)	$(19.00)

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Years Ended December 31,
	2022	2021
Series A and B redeemable convertible preferred stock	—	19,517,988
Stock options to purchase common stock	9,875,675	1,815,431
Unvested early exercised options	105,500	499,571
Restricted stock units outstanding	447,948	—
Contingent earnout common stock	2,000,000	—
Total	12,429,123	21,832,990
13. Retirement Plan
The Company maintains a defined contribution employee retirement plan, or 401(k) plan, for all employees upon their date of hire. The 401(k) plan is intended to qualify as tax-qualified plans under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan permit employees to contribute, on a pre-tax basis, a portion of their salary up to the Federally mandated limits. The Company matches an employee’s contribution up to 4% of the employee’s compensation. Contributions to the plans by the Company totaled $0.6 million and $0.3 million, respectively, for the years ended December 31, 2022 and 2021.
14. Commitments and Contingencies
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which the Company is liable in future periods.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. Refer to Note 6, Operating Leases, for further details of the leases. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years.
In 2021, the Company began construction of the cGMP facility. As of December 31, 2022 the Company paid $35.5 million in construction costs of the $42.1 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination, the Company will be responsible for payment for work performed to date.
In 2021, the Company entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to acquire an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products. Refer to Note 15, Related Parties, for further details of the related parties. In consideration for the option, the Company is responsible for up to $10.0 million in costs and expenses incurred over the three-year term.
As of December 31, 2022, purchase commitments related to sponsored research agreements amounted to approximately $1.3 million.
The Company has entered into license agreements under which they are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Future milestone and royalty payments under these agreements are not considered contractual obligations since the payments under these agreements are contingent upon future events, such as the Company’s achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2022, the Company is unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
In connection with the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

1,000,000 shares of common stock per tranche. Refer to Note 8, Stockholders’ Equity (Deficit), for further details of the contingent earnout liability.
Legal Proceedings
The Company is subject to claims and assessments from time to time in the ordinary course of business but does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions and has never accrued any liabilities related to such obligations in its consolidated financial statements. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.
15. Related Parties
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
On June 8, 2022, in conjunction with the Merger, each outstanding share of preferred stock of Legacy Senti was cancelled and converted into the aggregate number of shares of the Company’s common stock that would be issued upon conversion of the shares of Legacy Senti preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by the Exchange Ratio, rounded down to the nearest whole share. As of December 31, 2022, no shares of preferred stock remain outstanding.
NEA
NEA held 4,429,725 and zero shares of common stock as of December 31, 2022 and December 31, 2021, respectively. NEA held zero and 2,642,934 shares of outstanding Series A redeemable convertible preferred stock as of December 31, 2022 and December 31, 2021, respectively, as well as zero and 536,791 shares of outstanding Series B redeemable convertible preferred stock, respectively. NEA held one of the seven seats on the Company’s Board of Directors as of December 31, 2022 and December 31, 2021.
Bayer Healthcare LLC
On May 19, 2022, Legacy Senti issued to Bayer a $5.2 million unsecured convertible promissory note. On June 8, 2022, the May 2022 Note was automatically cancelled and exchanged for 517,500 shares of Class A Common Stock at a price of $10.00 per share. Refer to Note 7, Convertible Note, for further details of the convertible note.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

On May 21, 2021, the Company entered into a collaboration and option agreement (“BlueRock Agreement”) with BlueRock, a wholly-owned subsidiary of Bayer, pursuant to which the Company granted to BlueRock an option (“BlueRock Option”), on a collaboration program-by-collaboration program basis, to obtain an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products that contain cells of specified types and which incorporate an option gene circuit from such collaboration program or a closely related derivative gene circuit. The Company is responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a term of three years as specified in the collaboration and option agreement. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred that, together with costs and expenses incurred under the initial research plan, exceed $10 million.
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
As of December 31, 2022, Bayer held 5,878,488 shares of the Company’s common stock. As of December 31, 2021, Bayer held 5,360,988 shares of Series B redeemable convertible preferred stock and held one of the seven seats on the Board of Directors of Legacy Senti. Bayer’s parent company is Bayer AG, which served as the lead investor in our Series B financing through its Leaps by Bayer unit. Accordingly, Bayer is considered a related party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in a lack of formalized risk assessment process, lack of segregation of duties, and ineffective process level control activities over the management review of journal entries, account reconciliations and non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions during the year ended December 31, 2022, and are continuing with our efforts. Remediation actions taken during the year and that continue include:
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls;
•engaging a professional accounting services firm to help us commence the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act;
•implementing a risk assessment over financial reporting controls; and
•implementing new software tools.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have not concluded that the material weaknesses have been fully remediated as of December 31, 2022, and therefore have concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management's Annual Report on Internal Control Over Financial Reporting
As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Merger on June 8, 2022. Prior to the Merger, Dynamics, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Dynamics’s operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers and executive officers and directors required by this Item 10 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.1^	Business Combination Agreement, dated as of December 19, 2021, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex A to the Registration Statement).	S-4/A	333-262707	2.1	May 10, 2022
2.2^	Amendment No. 1 to Business Combination Agreement, dated as of February 12, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex AA to the Registration Statement).	S-4/A	333-262707	2.2	May 10, 2022
2.3^	Amendment No. 2 to Business Combination Agreement, dated as of May 19, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc.	8-K	001-40440	2.1	May 24, 2022
3.1	Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc.	8-K	001-40440	3.1	June 15, 2022
3.2	Amended and Restated Bylaws of Senti Biosciences, Inc.	8-K	001-40440	3.2	June 15, 2022
4.1	Specimen Common Stock Certificate.	8-K	001-40440	4.1	June 15, 2022
4.3*	Description of Securities
10.1	Note Subscription Agreement by and among Senti Biosciences, Inc., Dynamics Special Purpose Corp. and Bayer HealthCare LLC, dated as of May 19, 2022.	8-K	001-40440	10.1	May 24, 2022
10.2+	Senti Biosciences, Inc. 2016 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-4	333-262707	10.2	February 14, 2022
10.3+	Senti Biosciences, Inc. 2022 Equity Incentive Plan and forms of award agreements thereunder.	10-Q	001-40440	10.3	August 15, 2022
10.4+	Senti Biosciences, Inc. 2022 Employee Stock Purchase Plan.	10-Q	001-40440	10.4	August 15, 2022
10.5+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers. Combination.	S-4/A	333-262707	10.5	May 10, 2022
10.6+	Employee Offer Letter, by and between Timothy Lu and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.6	February 14, 2022
10.7+	Employee Offer Letter, by and between Philip Lee and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.7	February 14, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.8+	Employment Agreement, by and between Curt Herberts III and Senti Biosciences, Inc., dated April 28, 2018.	S-4	333-262707	10.8	February 14, 2022
10.9+	Employee Offer Letter, by and between Deborah Knobelman and Senti Biosciences, Inc., dated May 13, 2021.	S-4	333-262707	10.9	February 14, 2022
10.10	Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated July 17, 2018.	S-4	333-262707	10.1	February 14, 2022
10.11	First Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated May 8, 2019.	S-4	333-262707	10.11	February 14, 2022
10.12	Second Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated June 17, 2020.	S-4	333-262707	10.12	February 14, 2022
10.13*	Research and Development and Laboratory Lease Agreement, by and between 1430 Harbor Bay Pkwy LLC and Senti Biosciences, Inc., dated June 3, 2021.
10.14†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated July 20, 2020.	S-4	333-262707	10.14	February 14, 2022
10.15†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated February 5, 2021.	S-4	333-262707	10.15	February 14, 2022
10.16†	Research Collaboration and License Agreement by and between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated April 9, 2021.	S-4	333-262707	10.16	February 14, 2022
10.17†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated May 17, 2021.	S-4	333-262707	10.17	February 14, 2022
10.18†	Collaboration and Option Agreement by and between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated May 21, 2021.	S-4	333-262707	10.18	February 14, 2022
10.19	Investor Rights and Lock-up Agreement.	8-K	001-40440	10.4	June 15, 2022
10.20	Form of Subscription Agreement.	S-4/A	333-262707	10.20	May 10, 2022
10.21	Form Sponsor Support Agreement (included in Exhibit 2.1).	S-4	333-262707	10.21	February 14, 2022
10.22	Form of Company Stockholder Support Agreement (included in Exhibit 2.1).	S-4	333-262707	10.22	February 14, 2022
10.23	Form of Amendment to Company Stockholder Support Agreement entered into on February 12, 2022 by certain stockholders of Senti Biosciences, Inc. (incorporated by reference to and Exhibit 10.1 of Dynamics Special Purpose Corp.’s Current Report on Form 8-K as filed with the SEC on February 15, 2021).	S-4	333-262707	10.24	February 14, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.24+	Senti Biosciences, Inc. 2022 Inducement Plan and forms of award agreements thereunder.	S-1	3333-267390	10.24	September 12, 2022
10.25	ChEF Purchase Agreement, dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-404400	10.1	September 1, 2022
10.26	Registration Rights Agreement dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-404400	10.2	September 1, 2022
10.27+	Non-Employee Director Compensation Policy.	10-Q	001-404400	10.1	November 10, 2022
10.28+	Consulting Agreement between Senti Biosciences, Inc. and David Epstein.	10-Q	001-404400	10.2	November 10, 2022
10.29+	Severance and Change in Control Agreement between the Company and Deborah Knobelman.	10-Q	001-404400	10.3	November 10, 2022
10.30+	Severance and Change in Control Agreement between the Company and Philip Lee.	10-Q	001-404400	10.4	November 10, 2022
10.31+	Severance and Change in Control Agreement between the Company and Tim Lu.	10-Q	001-404400	10.5	November 10, 2022
10.32†*	Amendment No. 1 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated December 8, 2022.
10.33†*	Side Letter between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated February 3, 2023.
10.34*	Scientific Advisory Board Agreement between Senti Biosciences, Inc. and James Collins.
16.1	Letter from Marcum LLC to the SEC	8-K	001-40440	16.1	June 15, 2022
21.1	List of Subsidiaries	8-K	001-40440	21.1	June 15, 2022
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page to the Annual Report on Form 10-K which forms part of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

^	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†
Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registration treats as private or confidential.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on From 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTI BIOSCIENCES, INC.
By:	/s/ Timothy Lu, M.D., Ph.D.
	Name:	Timothy Lu, M.D., Ph.D.
	Title:	Chief Executive Officer & President
Date: March 22, 2023

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Timothy Lu and Deborah Knobelman as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Timothy Lu	Chief Executive Officer, President and Director (Principal Executive Officer)	March 22, 2023
Timothy Lu, M.D., Ph.D.

/s/ Deborah Knobelman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2023
Deborah Knobelman, Ph.D.

/s/ Susan Berland	Director	March 22, 2023
Susan Berland

/s/ Brenda Cooperstone	Director	March 22, 2023
Brenda Cooperstone

/s/ Edward Mathers	Director	March 22, 2023
Edward Mathers

/s/ James J. Collins	Director	March 22, 2023
James J. (Jim) Collins

/s/ Omid Farokhzad	Director	March 22, 2023
Omid Farokhzad

/s/ David Epstein	Director	March 22, 2023
David Epstein