Form 10-Q
period 2023-03-31
Senti Biosciences, Inc.
filed 2023-05-09
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Dynamics Special Purpose Corp.
2875 El Camino Real
Redwood City, CA 94061
(408) 212-0200
(Former name, former address and former fiscal year, if changed since last report)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SNTI	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023 there were 44,168,034 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.

i

PART 1 - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$31,600	$57,621
Accounts receivable	791	626
Short-term investments	44,506	40,942
Prepaid expenses and other current assets	3,614	3,390
Total current assets	80,511	102,579
Restricted cash	3,551	3,366
Property and equipment, net	58,987	56,136
Operating lease right-of-use assets	17,905	18,418
Other long-term assets	471	293
Total assets	$161,425	$180,792
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$2,582	$2,267
Finance lease liabilities - related party, current portion	95	—
Early exercise liability, current portion	135	135
Deferred revenue	407	799
Accrued expenses and other current liabilities	7,591	12,864
Operating lease liabilities	2,056	1,988
Total current liabilities	12,866	18,053
Finance lease liabilities - related party, net of current portion	73	—
Operating lease liabilities, net of current portion	35,866	35,103
Contingent earnout liability	168	227
Early exercise liability, net of current portion	112	146
Total liabilities	49,085	53,529
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 44,075,194 and 44,062,534 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	304,341	300,544
Other comprehensive income	3	1
Accumulated deficit	(192,008)	(173,286)
Total stockholders’ equity	112,340	127,263
Total liabilities, preferred stock and stockholders’ equity	$161,425	$180,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Contract revenue	$1,036	$854
Grant income	250	250
Total revenue	1,286	1,104

Operating expenses
Research and development	11,318	7,603
General and administrative	9,802	5,259
Total operating expenses	21,120	12,862
Loss from operations	(19,834)	(11,758)

Other income (expense)
Interest income, net	1,061	4
Change in fair value of contingent earnout liability	59	—
Other income (expense)	(8)	(54)
Total other income (expense), net	1,112	(50)
Net loss	(18,722)	(11,808)

Other comprehensive loss
Unrealized gain on investments	2	—
Comprehensive loss	$(18,720)	$(11,808)

Net loss per share, basic and diluted	$(0.42)	$(3.72)
Weighted-average shares outstanding, basic and diluted	44,070,974	3,171,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	19,517,988	$171,833	2,972,409	$—	$3,619	$—	$(115,076)	$(111,457)
Exercise of common stock options	—	—	172,606	—	422	—	—	422
Vesting of early exercise of common stock options	—	—	143,524	—	375	—	—	375
Stock-based compensation expense	—	—	—	—	661	—	—	661
Net loss	—	—	—	—	—	—	(11,808)	(11,808)
Balance as of March 31, 2022	19,517,988	$171,833	3,288,539	$—	$5,077	$—	$(126,884)	$(121,807)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	44,062,534	$4	$300,544	$1	$(173,286)	$127,263
Vesting of early exercise of common stock options	—	—	12,660	—	34	—	—	34
Stock-based compensation expense	—	—		—	3,763	—	—	3,763
Unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(18,722)	(18,722)
Balance as of March 31, 2023	—	$—	44,075,194	$4	$304,341	$3	$(192,008)	$112,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,722)	$(11,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	467	240
Amortization of operating lease right-of-use assets	462	770
Accretion of discount on short-term investments	(572)	—
Change in fair value of contingent earnout liability	(59)	—
Stock-based compensation expense	3,763	661
Loss on write-off of fixed assets	—	12
Interest income accrued and not received	(30)	—
Changes in assets and liabilities:
Accounts receivable	(135)	53
Prepaid expenses and other assets	(402)	(381)
Accounts payable	280	(164)
Accrued expenses and other current liabilities	(1,846)	(1,413)
Deferred revenue	(392)	(453)
Operating lease liabilities	882	2,424
Net cash from operating activities	(16,304)	(10,059)
Cash flows from investing activities
Purchases of short-term investments	(17,990)	—
Maturities of short-term investments	15,000	—
Purchases of property and equipment	(6,507)	(7,380)
Net cash from investing activities	(9,497)	(7,380)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	—	140
Principal finance lease payments	(35)	—
Payment of deferred transaction costs related to Merger	—	(595)
Net cash from financing activities	(35)	(455)
Net decrease in cash and cash equivalents	(25,836)	(17,894)
Cash, cash equivalents, and restricted cash, beginning of period	60,987	59,291
Cash, cash equivalents, and restricted cash, end of period	$35,151	$41,397

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$31,600	$38,140
Restricted cash	3,551	3,257
Total cash, cash equivalents and restricted cash	$35,151	$41,397

Supplemental disclosures of noncash financing and investing items
Purchases of property and equipment in accounts payable and accrued expenses	$4,758	$8,920
Merger and related PIPE financing costs included in accounts payable and accrued expenses	$—	$2,462
Receivables in transit from issuance of common stock upon exercise of stock options	$—	$306
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company raised aggregate gross proceeds of $298.8 million from the Merger and PIPE Financing, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a less extent, through collaboration agreements and government grants.
At March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $192.0 million and $173.3 million, respectively. The Company’s net losses were $18.7 million and $11.8 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of March 31, 2023 and December 31, 2022, the Company had cash, cash equivalents and short-term investments of $76.1 million and $98.6 million, respectively. As of May 9, 2023, the issuance date of the condensed consolidated financial statements as of for the three months ended March 31, 2023, there is uncertainty about whether the Company’s combined cash, cash equivalents, and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the issuance date of these financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any other period. The December 31, 2022 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 22, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2023, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2022, except as discussed below.
Recent Accounting Standards
The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Fair Value Measurements
The following tables summarize the estimated value of cash equivalents and restricted cash (in thousands):

	March 31, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Cash	$46	$—	$—	$46	$46	$—	$—
Level 1:
Money market funds	35,105	—	—	35,105	31,554	3,551	—
Subtotal	35,105	—	—	35,105	31,554	3,551	—
Level 2:
U.S. Treasury securities	11,380	2	—	11,382	—	—	11,382
U.S. agency securities	13,744	3	(1)	13,746	—	—	13,746
Commercial Paper	17,381	—	—	17,381	—	—	17,381
Corporate debt securities	1,998	—	(1)	1,997	—	—	1,997
Subtotal	44,503	5	(2)	44,506	—	—	44,506
Total	$79,654	$5	$(2)	$79,657	$31,600	$3,551	$44,506

	December 31, 2022
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Level 1:
Money market funds	$45,412	$—	$—	$45,412	$42,046	$3,366	$—
Subtotal	45,412	—	—	45,412	42,046	3,366	—
Level 2:
U.S. Treasury securities	14,866	4	(3)	14,867	—	—	14,867
U.S. agency securities	5,938	—	—	5,938	3,983	—	1,955
Commercial Paper	28,122	—	—	28,122	5,994	—	22,128
Corporate debt securities	7,590	1	(1)	7,590	5,598	—	1,992
Subtotal	56,516	5	(4)	56,517	15,575	—	40,942
Total	$101,928	$5	$(4)	$101,929	$57,621	$3,366	$40,942
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Contingent Earnout Liability
Fair value as of December 31, 2022	$(227)
Change in fair value included in other income (expense)	59
Fair value as of March 31, 2023	$(168)
The fair value of the Contingent Earnout Liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Contingent Earnout Liability, the Company used a Monte Carlo simulation value model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. Refer to Note 6, Stockholders’ Equity (Deficit), for further details of the Contingent Earnout.
4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses (including prepaid rent)	$2,202	$1,871
Deposits	1,300	1,418
Other	112	101
Total prepaid expenses and other current assets	$3,614	$3,390
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Lab equipment	$8,474	$8,265
Leasehold improvements	1,869	1,869
Computer equipment and software	390	389
Furniture and fixtures	326	326
Construction in progress	51,347	48,273
Property and equipment at cost	62,406	59,122
Less: accumulated depreciation	(3,419)	(2,986)
Property and equipment, net	$58,987	$56,136
Depreciation totaled $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued professional and service fees related to facility construction	$3,990	$7,342
Accrued employee-related expenses	1,799	3,743
Accrued professional and service fees other	1,749	1,750
Other accrued expenses	53	29
Total accrued expenses and other current liabilities	$7,591	$12,864
5. Operating Leases
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”) that commenced on July 30, 2021, and is expected to be placed into service in June 2023. The corporate headquarters lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provides for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, to be disbursed by the landlord no later than December 31, 2023. The Company is deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance is considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,309	$1,326
Short-term lease cost	31	2
Variable lease cost	244	172
Total lease cost	$1,584	$1,500

	Three Months Ended March 31,
	2023	2022
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$37	$1,874
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$(51)	$239
Weighted-average remaining lease term	8.0 years	7.9 years
Weighted-average discount rate	9.1%	9.1%

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended March 31, 2023 and 2022, the Company received $1.0 million and $2.5 million, respectively, of the $17.5 million tenant improvement allowance. Through March 31, 2023, the Company utilized $15.1 million of the tenant improvement allowance inception-to-date.
As of March 31, 2023 and 2022, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.
Maturities of the Company’s lease liabilities as of March 31, 2023, were as follows (in thousands):

2023, for the remainder of the year	$5,307
2024	7,254
2025	7,478
2026	7,712
2027	5,769
Thereafter	24,384
Total undiscounted lease payments	57,904
Less imputed interest	(17,637)
Tenant improvement allowance remaining	(2,345)
Total lease liabilities	$37,922
6. Stockholders’ Equity (Deficit)
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company; although, no preferred stock is outstanding as of March 31, 2023 and December 31, 2022. Through March 31, 2023, no cash dividends have been declared or paid.
At March 31, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares of common stock, all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	March 31,	December 31,
	2023	2022
Common Stock Purchase Agreement	8,327,049	8,327,049
Common stock options issued and outstanding	11,792,908	9,875,675
RSUs issued and outstanding	388,322	447,948
Common stock shares available for future issuance under equity plans	3,299,266	2,948,472
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	923,307	481,627
Contingent earnout common stock	2,000,000	2,000,000
Unvested early exercised common stock	92,840	105,500
Total	26,823,692	24,186,271
Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10,000,000 shares designated as preferred stock and none were outstanding as of March 31, 2023 and December 31, 2022.
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to Chardan under the Purchase Agreement more than 8,727,049 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 100,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee. Upon execution of the Purchase Agreement, the Company recognized an expense of $0.7 million within general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the Chardan related costs and legal fees incurred in connection with the agreement.
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company issued 300,000 Class A common stock shares up until December 31, 2022 aggregating to net proceeds of $0.7 million, under the Purchase Agreement. There were no shares issued within three months ended March 31, 2023.
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
The Contingent Earnout Liability was remeasured to fair value as of March 31, 2023, resulting in the recording of a non-cash gain of $0.1 million for the three months ended March 31, 2023, classified within change in fair value of contingent earnout liability in the condensed consolidated statements of operations and comprehensive loss.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Assumptions used in the valuation are described below:

	March 31,	December 31,
	2023	2022
Current stock price	$1.18	$1.41
Expected share price volatility	95.0%	85.0%
Risk-free interest rate	4.1%	4.3%
Estimated dividend yield	0.0%	0.0%
Expected term (years)	2.2	2.4

7. Revenue
The Company’s revenue consists of amounts received related to research services provided to customers.
Contract Revenue
In April 2021, the Company entered into a research collaboration and license agreement with Spark Therapeutics, Inc. (“Spark”). Under the agreement, the Company will be responsible for a research program, which includes designing, building and testing five cell type specific-synthetic promoters for use in developing certain gene therapies using the Company’s proprietary technology. The Company received an upfront payment from Spark of $3.0 million and Spark is obligated to reimburse the Company for costs and expenses incurred for the research program. The Company expected to complete the research program over a two-year period. In December 2022, the Company amended the research collaboration and license agreement to allow for an increase in budget and a two-month extension of the research program. As there were no changes to performance obligations and the services to be provided are not distinct from those already transferred, the transactions was accounted for as a contract modification and a cumulative catch-up of $(0.7) million was recognized in December 2022. As of March 31, 2023 and December 31, 2022, there was a total of $0.4 million and $0.8 million, respectively, remaining of the upfront payment to be recognized over the remaining period of the research program.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

concluded that the license option does not provide Spark with an incremental discount and therefore does not constitute a material right. The transaction price associated with the research services in this agreement consists of the fixed upfront amount of $3.0 million and variable consideration.
For Spark collaboration agreement, the Company will recognize the transaction price as research and development services are provided, using a cost-based input method to measure the progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believes that the cost-based input method is the best measure of progress because other measurements would not reflect how the Company transfers the control related to the performance obligation to our customers.
For the three months ended March 31, 2023 and 2022, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of $0.4 million and $0.4 million, respectively. Contract asset balances related to unbilled revenue for our collaboration agreements were zero as of March 31, 2023 and 2022, and are presented within prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
Entity-wide information
During the three months ended March 31, 2023, Customers A and B accounted for 81% and 19%, respectively, of revenue. During the three months ended March 31, 2022, Customers A and B accounted for 77% and 23%, respectively, of revenue.
All revenues were generated in the United States for the three months ended March 31, 2023 and 2022.
8. Stock-Based Compensation
2016 Stock Incentive Plan (as Amended and Restated)
The Company’s 2016 Stock Incentive Plan (the “2016 Plan”) provides for the grant of incentive stock options, non-qualified stock options and restricted stock awards to employees, directors, and consultants of the Company.
Stock options granted under the 2016 Plan generally vest over four years and expire no later than ten years after the grant date.
Following the Merger, the 2016 Plan was terminated. No additional stock awards will be granted under the 2016 Plan. All awards previously granted and outstanding as of the effective date of the Merger, were adjusted to reflect the impact of the Merger, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan.
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
The exercise price of an option granted under the 2022 Plan shall not be less than the fair market value of a common stock share on the date of grant. With respect to a 10% stockholder, the exercise price of an option granted shall not be less than 110% of the fair value of the common stock share on the date of grant.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock options granted under the 2022 Plan generally vest over four years and expire no later than ten years after the grant date.
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
As of March 31, 2023, the total number of shares of common stock available for issuance under the 2022 Plan is 2,168,837.
2022 Inducement Equity Plan
On August 5, 2022, the Company adopted a 2022 Inducement Equity Plan (the “2022 Inducement Plan”). The 2022 Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to persons not previously an employee of the Company and its affiliates.
The exercise price of an option granted under the 2022 Inducement Plan shall not be less than the fair market value of a common stock share on the date of grant.
Stock options granted under the 2022 Inducement Plan generally vest over four years and expire no later than ten years after the grant date.
The Company initially reserved 2,000,000 shares of common stock for issuance under the 2022 Inducement Plan.
As of March 31, 2023, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 1,130,429.
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
The Company initially reserved 592,584 shares of common stock for issuance under the ESPP. On the first day of each year commencing January 1, 2023, the 2022 Plan will automatically increase by 1% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2023, the total number of shares of common stock available for issuance under the ESPP is 923,307.
Stock options
The following table summarizes the Company’s stock option activity and related information under all equity plans, excluding performance and market awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,191,426	$3.18	9.1	$6
Granted	2,189,700	$1.81
Forfeited	(203,367)	$3.15
Outstanding at March 31, 2023	6,177,759	$2.69	8.9	$5
Vested and exercisable at March 31, 2023	972,055	$3.97	7.5	$5
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 were $1.30 and none, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 were none and $1.2 million, respectively.
As of March 31, 2023, the unrecognized stock-based compensation expense related to stock options was approximately $9.5 million, expected to be recognized over a weighted-average period of 2.8 years.
Early Exercise of Stock Options into Restricted Stock
For the three months ended March 31, 2023 and 2022, the Company issued zero shares of common stock upon exercise of unvested stock options. As of March 31, 2023 and December 31, 2022, 92,840 and 105,500 shares were held by employees subject to repurchase at an aggregate price of $0.2 million and $0.3 million, respectively.
Performance Awards
In connection with the Merger, on December 19, 2021, Legacy Senti approved 8,400,892 performance award options to existing employees that vest contingent upon the satisfaction of both a four-year service condition and a performance condition tied to the consummation of the Merger. The awards and the associated recognition of stock-based compensation were contingent on the Merger being consummated. As of the approval date of the performance awards, Legacy Senti did not have sufficient common stock available for issuance. Upon the Merger, the Company increased the number of shares authorized and 6,796,074 awards were granted on June 8, 2022. Refer to Note 6, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,368,501	$9.92	9.0	$—
Forfeited	(69,100)	$9.92
Outstanding at March 31, 2023	5,299,401	$9.92	8.5	$—
Vested and exercisable at March 31, 2023	334,586	$9.92	7.1	$—

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The were no performance based options granted or exercised during the three months ended March 31, 2023 and 2022.
As of March 31, 2023, the unrecognized stock-based compensation expense related to performance based options was approximately $10.4 million, expected to be recognized over a weighted-average period of 1.8 years.
Market Awards
In connection with the Business Combination Agreement with DYNS, on December 19, 2021, Legacy Senti approved 605,451 market award options to its co-founder and Chief Executive Officer, Dr. Timothy Lu, that vest contingent upon the satisfaction of all three of the following conditions: a service condition, a performance condition tied to the consummation of the Merger, and market conditions. The market condition is achieved in four tranches, where 25% of the options will vest when the trading price of the Company’s stock is above various thresholds of price per share. The award and the associated recognition of stock-based compensation were contingent on the Merger being consummated. The estimated fair value of the market awards at the grant date was based on a Monte Carlo simulation valuation model. As of the approval date, Legacy Senti did not have sufficient common stock available for issuance to allow for exercise of the stock options. Upon the Merger, the Company increased the number of shares authorized and 315,748 awards were granted on June 8, 2022. Refer to Note 6, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.
The were no market based options granted or exercised during the three months ended March 31, 2023 and 2022.
As of March 31, 2023, the unrecognized stock-based compensation expense related to market based options was approximately $0.6 million, expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity and related information under all equity plans:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	447,948	$2.50
Forfeited	(59,626)	$2.50
Outstanding at March 31, 2023	388,322	$2.50
As of March 31, 2023, the unrecognized stock-based compensation expense related to restricted stock units was approximately $0.7 million, expected to be recognized over a weighted-average period of 1.5 years.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The assumptions used to determine the grant date fair value of non-market based, stock options granted were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.0	—
Expected volatility	82%	—
Risk-free interest rate	3.5%	—
Dividend yield	—	—
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$3,239	$458
Research and development	524	203
Total stock-based compensation expense	$3,763	$661

9. Income Tax
No provision for income taxes was recorded for the three months ended March 31, 2023 and 2022, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s cumulative losses generated to date.
10. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss	$(18,722)	$(11,808)

Weighted-average shares used in computing net loss per share, basic and diluted	44,070,974	3,171,254
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(3.72)

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2023	2022
Series A and B redeemable convertible preferred stock	—	19,517,988
Stock options to purchase common stock	11,792,908	1,814,742
Unvested early exercised options	92,840	329,850
Restricted stock units outstanding	388,322	—
Contingent earnout common stock	2,000,000	—
Total	14,274,070	21,662,580
11. Commitments and Contingencies
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which the Company is liable in future periods.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. Refer to Note 5, Operating Leases, for further details of the leases. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years.
In 2021, the Company began construction of the cGMP facility. As of March 31, 2023 the Company paid $37.5 million in construction costs of the $42.2 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination, the Company will be responsible for payment for work performed to date.
In 2021, the Company entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to acquire an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products. Refer to Note 12, Related Parties, for further details of the related parties. In consideration for the option, the Company is responsible for up to $10.0 million in costs and expenses incurred over the three-year term.
As of March 31, 2023, purchase commitments related to sponsored research agreements amounted to approximately $0.8 million.
The Company has entered into license agreements under which they are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Future milestone and royalty payments under these agreements are not considered contractual obligations since the payments under these agreements are contingent upon future events, such as the Company’s achievement of specified development, regulatory, and sales milestones, or generating product sales. As of March 31, 2023, the Company is unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
Following the Closing, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 6, Stockholders’ Equity (Deficit), for further details of the contingent earnout liability.
Legal Proceedings
The Company is subject to claims and assessments from time to time in the ordinary course of business but does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
12. Related Parties
NEA
NEA held 4,429,725 and 4,429,725 shares, respectively, of common stock as of March 31, 2023 and December 31, 2022, respectively. NEA held one of the seven seats on the Company’s Board of Directors as of March 31, 2023 and December 31, 2022.
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
As of March 31, 2023 and December 31, 2022, Bayer held 5,878,488 and 5,878,488 shares, respectively, of the Company’s common stock. As of March 31, 2023 and December 31, 2022, Bayer held one of the seven seats on the Board of Directors of the Company. Bayer’s parent company is Bayer AG, which served as the lead investor in our Series B financing through its Leaps by Bayer unit. Accordingly, Bayer is considered a related party.
Seer, Inc.
In January 2023, the Company received lab automation equipment purchased from Seer, Inc. (“Seer”) (NASDAQ: SEER). Omid Farokhzad, a member of the Company’s board of directors is the Chief Executive Officer

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

for Seer. The consideration of $200,000, plus interest, will be paid over a two-year period, and title will transfer to the Company upon final payment. The transaction was classified as a finance lease
13. Subsequent Events
On April 26, 2023, Mr. David R. Epstein, informed the board of directors (the “Board”) of the Company of his intention to resign as a director, effective as of the close of business on June 16, 2023. Mr. Epstein has resigned in order to minimize potential conflict or the appearance of conflict with his role as Chief Executive Officer of Seagen, Inc. (an oncology company) rather than because of any disagreement relating to any of Senti’s operations, policies or practices.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as Senti’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023.Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “explore,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report and Part II, Item 1A of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
We have incurred net losses of $18.7 million and $11.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $76.1 million and $98.6 million, respectively, and an accumulated deficit of $192.0 million and

$173.3 million, respectively. Net cash flows used in operating activities were $16.3 million and $10.1 million during the three months ended March 31, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
Recent Developments
In January 2023, we announced a strategic plan to focus internal resources on SENTI-202, SENTI-401 and, with potential partners, to continue to pursue the development of gene circuits for other programs, including solid tumors. We do not intend to invest in the clinical development of SENTI-301A, for the treatment of hepatocellular carcinoma (“HCC”), on our own at this time; however, we believe there is significant market opportunity for SENTI-301A, especially in territories within Asia where HCC is more prevalent than in the United States. Accordingly, we are actively pursuing strategic geographic partnerships for clinical development of SENTI-301A. This business realignment is intended to streamline internal efforts and is expected to extend our cash runway through at least the first quarter of 2024.
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
Research and development expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$4,808	$2,799
External services and supplies	3,603	2,886
Office and facilities	2,593	1,747
Other	314	171
Total	$11,318	$7,603
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

General and administrative expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$7,176	$3,841
External services and supplies	1,291	941
Office and facilities	449	284
Insurance	505	41
Other	381	152
Total	$9,802	$5,259
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenue:
Contract revenue	$1,036	$854	$182
Grant income	250	250	—
Total revenue	1,286	1,104	182

Operating expenses:
Research and development	11,318	7,603	3,715
General and administrative	9,802	5,259	4,543
Total operating expenses	21,120	12,862	8,258
Loss from operations	(19,834)	(11,758)	(8,076)

Other income (expense):
Interest income, net	1,061	4	1,057
Change in fair value of contingent earnout liability	59	—	59
Other expense	(8)	(54)	46
Total other income (expense), net	1,112	(50)	1,162
Net loss	$(18,722)	$(11,808)	$(6,914)
Contract revenue. For the three months ended March 31, 2023 and 2022, we generated revenue from contracts and license agreements of $1.0 million and $0.9 million, respectively. The increase of $0.2 million was primarily due to increased services provided for collaboration agreements.
Grant income. For the three months ended March 31, 2023 and 2022, we generated revenue from grants of $0.3 million and $0.3 million, respectively, from the SBIR SENTI-202 grant funding.
Research and development expenses. Research and development expenses were $11.3 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $3.7 million was primarily due to an increase of $2.0 million in personnel-related expenses, which includes a $0.3 million increase in stock-based compensation expense, an increase of $0.7 million in professional services costs and $0.8 million in facility costs.
General and administrative expenses. General and administrative expenses were $9.8 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $4.5 million was primarily due to an increase of $3.3 million in personnel-related expenses, which includes a $2.8 million increase in stock-based compensation expense, an increase of $0.4 million in professional services costs, an increase in insurance of $0.5 million, and an increase of $0.2 million in facility costs.
Interest income net. Interest income was $1.1 million and nominal for the three months ended March 31, 2023 and 2022, respectively due to a higher cash balances as well as an increase in interest rates in the relevant periods.
Change in fair value of contingent earnout liability. For the three months ended March 31, 2023, the increase of $0.1 million resulted from a non-cash gain related to the remeasurement of the contingent earnout liability.

Liquidity and Capital Resources
Sources of Liquidity
From inception to March 31, 2023, we raised aggregate gross proceeds of $298.8 million from the Merger and PIPE Financing, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a less extent, through collaboration agreements and governmental grants.
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
Other than the issuance of the commitment shares of the Company’s common stock to Chardan we issued 300,000 shares of common stock up until December 31, 2022, aggregating to net proceeds of $0.7 million under the Purchase Agreement. There were no shares issued within three months ended March 31, 2023.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had $76.1 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $192.0 million, respectively.
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
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash from operating activities	$(16,304)	$(10,059)
Net cash from investing activities	(9,497)	(7,380)
Net cash from financing activities	(35)	(455)
Net change in cash and cash equivalents	$(25,836)	$(17,894)
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities of $16.3 million was primarily due to our loss of $18.7 million with non-cash adjustments of $3.8 million for stock-based compensation expense, $0.9 million for depreciation and amortization of operating lease right-of-use-assets and $0.6 million for accretion of discount on short-term investments. Other material changes comprised of $1.6 million decrease in accounts payable and accrued expenses and other current liabilities, $0.4 million decrease in deferred revenue, $0.4 million increase in prepaid expenses and other assets offset by $0.9 million increase in operating lease liabilities.
For the three months ended March 31, 2022, net cash used in operating activities of $10.1 million was primarily due to our net loss of $11.8 million with non-cash adjustments of $1.0 million for depreciation and amortization of operating lease right-of-use assets and $0.7 million for stock-based compensation expense, as well as a $1.6 million for a decrease in accounts payable and accrued expenses and other current liabilities and $0.5 million decrease in deferred revenue, offset by an increase of $2.4 million in operating lease liabilities and an increase of $0.4 million in prepaid expenses and other current assets.
Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities of $9.5 million was due to $18.0 million purchases of short-term investments and $6.5 million purchases of property and equipment offset by $15.0 million cash received upon maturity of short-term investments.
For the three months ended March 31, 2022, net cash used in investing activities of $7.4 million, was entirely due to purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2023, $35 thousand cash was used by financing activities.
For the three months ended March 31, 2022, net cash used in financing activities of $0.5 million was primarily due to $0.6 million payment of deferred transaction costs related to the Merger partially offset by $0.1 million proceeds from the issuance of common stock upon exercise of stock options.
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
Contractual Obligations and Commitments
On June 3, 2021, we entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years. See Note 5 - Operating Leases for details on our lease obligations.
In 2021, we began construction of the cGMP facility. As of March 31, 2023, we have paid $37.5 million in construction costs of the $42.2 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination we will be responsible for payment for work performed to date.
During the year ended December 31, 2021, we entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to execute an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products (See Part I, Item 1, Notes to Condensed Consolidated Financial Statements (Unaudited), Note 12 - Related Parties for details into the BlueRock agreement). In consideration for the option, the Company is responsible for up to $10.0 million in research and development costs and expenses associated with the collaboration plan incurred over the three-year term.
We have also entered into license agreements under which we are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Milestone and royalty payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
We have entered into sponsored research agreements under which we are obligated to pay $0.6 million and $0.2 million in 2023 and 2024, respectively.
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 6, Stockholders’ Equity (Deficit), for further details of the contingent earnout.
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
During the three months ended March 31, 2023, there have not been any other significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance, to us.
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
We have taken a number of remediation actions during the year ended December 31, 2022, and are continuing with our efforts. Remediation actions taken during the fiscal year ended December 31, 2022 and that continue include:
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
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in common stock, you should consider carefully the risks described below, together with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023, including our financial statements and the related notes appearing in the Annual Report. We believe the risks described below are the risks that are material to us as of the date of the Annual Report. Factors that could cause our actual results to differ materially from those in the Annual Report are any of the risks described in the Item 1A below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.
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
We are a preclinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $18.7 million and $$11.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $192.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
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
As of March 31, 2023, we had $76.1 million in cash, cash equivalents, and short-term investments. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we may not be able to continue as a going concern beyond twelve months from the issuance date of this Form 10-Q. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, manufacturing and process development activities, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2022, we had NOLs for U.S. federal and state income tax purposes of approximately $100.3 million and $55.0 million, respectively, a portion of which expire beginning in 2036 if not utilized. NOLs for U.S. federal tax reporting purposes of approximately $96.8 million have an indefinite life.
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
As of the date of this Form 10-Q, we have issued 400,000 shares of common stock to Chardan under the Purchase Agreement, including 100,000 shares issued to Chardan as consideration for its execution and delivery of the Purchase Agreement. The shares of common stock issuable under the Purchase Agreement may be sold by us to

Chardan at our sole discretion, subject to the satisfaction of certain conditions in the Purchase Agreement, from time to time, until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors. The purchase price for shares of our common stock that we may sell to Chardan under the Purchase Agreement will fluctuate based on the trading price of shares of our common stock. Depending on market liquidity at the time, sales of shares of our common stock may cause the trading price of shares of our common stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Chardan. Additional sales of shares of our common stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all or some of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our common stock to Chardan, after Chardan has acquired shares of our common stock, Chardan may resell all, some or none of such shares of common stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our common stock. In addition, if we sell a substantial number of shares of our common stock to Chardan under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our common stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, the FDIC announced that First Republic Bank had been closed by the California Department of Financial Protection and Innovation and its assets seized by the FDIC. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. We have two letters of credit held with SVB in an aggregate amount of $3.3 million related to our facility lease. Due to the receivership of SVB, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees (“IBCs”), as set forth in the National Institutes of Health (“NIH”), Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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
We have certain obligations to third-party licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from other third parties to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of our existing license agreements, see the section titled “Business—Material License and Collaboration Agreements” in the Annual Report on Form 10-K for the year ended December 31, 2022. If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.
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
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services to contain or reduce the costs of healthcare may adversely affect:
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
Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See section titled “Business - Government Regulation - Other U.S. Healthcare Laws” in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Further, due to the COVID-19 pandemic, millions of individuals have lost employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals. See section titled “Business - Government Regulation - Coverage and Reimbursement” in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
Risks Related to Senti and the shares of our common stock
Our stock price is volatile, and you could lose part of all of your investment.
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in the section of the Quarterly Report entitled “Risk Factors” and the following:

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
As a result, the condensed financial statements contained in this Quarterly Report and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.
If certain holders of our common stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our common stock and such holders still may receive significant proceeds.
As of the date of this Quarterly Report on Form 10-Q, the market price of our common stock is below $10.00 per share, which was the price per share of Class A common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 5,060,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 4,878,972 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.004 per share, and 871,028 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 5,750,000 shares of our common stock could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On May 1, 2023, the closing price of our common stock as reported on the Nasdaq Global Market was $0.98 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $4.8 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.9 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*#	Employee Offer Letter by and between Kanya Rajangam and Senti Biosciences, Inc., dated May 10, 2022.
10.2†	Side Letter between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated February 3, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

#	Indicates a management contract or a compensatory plan, contract or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is of the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 9th day of May, 2023.

Date: May 9, 2023	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer & President

	By:	/s/ Deborah Knobelman, Ph.D.
		Name:	Deborah Knobelman, Ph.D.
		Title:	Chief Financial Officer and Head of Corporate Development