Form 10-Q
period 2023-06-30
Senti Biosciences, Inc.
filed 2023-08-11
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023 there were 44,545,186 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.

i

PART 1 - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$36,752	$57,621
Accounts receivable	567	626
Short-term investments	22,883	40,942
Prepaid expenses and other current assets	3,290	3,390
Total current assets	63,492	102,579
Restricted cash	3,336	3,366
Property and equipment, net	58,940	56,136
Operating lease right-of-use assets	17,469	18,418
Other long-term assets	393	293
Total assets	$143,630	$180,792
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$2,585	$2,267
Finance lease liabilities - related party, current portion	95	—
Early exercise liability, current portion	135	135
Deferred revenue	164	799
Accrued expenses and other current liabilities	4,991	12,864
Operating lease liabilities	2,456	1,988
Total current liabilities	10,426	18,053
Finance lease liabilities - related party, net of current portion	49	—
Operating lease liabilities, net of current portion	35,640	35,103
Contingent earnout liability	20	227
Early exercise liability, net of current portion	79	146
Total liabilities	46,214	53,529
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 44,465,006 and 44,062,534 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	308,117	300,544
Accumulated other comprehensive income	—	1
Accumulated deficit	(210,705)	(173,286)
Total stockholders’ equity	97,416	127,263
Total liabilities, preferred stock and stockholders’ equity	$143,630	$180,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Contract revenue	$687	$1,108	$1,723	$1,962
Grant income	250	250	500	500
Total revenue	937	1,358	2,223	2,462

Operating expenses
Research and development	10,952	9,247	22,270	16,849
General and administrative	9,620	13,882	19,422	19,141
Total operating expenses	20,572	23,129	41,692	35,990
Loss from operations	(19,635)	(21,771)	(39,469)	(33,528)

Other income (expense)
Interest income, net	794	27	1,855	31
Change in fair value of contingent earnout liability	148	8,878	207	8,878
Gain on extinguishment of convertible notes	—	1,289	—	1,289
Other income (expense)	(4)	25	(12)	(30)
Total other income (expense), net	938	10,219	2,050	10,168
Net loss	(18,697)	(11,552)	(37,419)	(23,360)

Other comprehensive loss
Unrealized loss on investments	(3)	—	(1)	—
Comprehensive loss	$(18,700)	$(11,552)	$(37,420)	$(23,360)

Net loss per share, basic and diluted	$(0.42)	$(0.86)	$(0.85)	$(2.80)
Weighted-average shares outstanding, basic and diluted	44,278,427	13,446,622	44,175,274	8,336,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	19,517,988	$171,833	2,972,409	$—	$3,619	$—	$(115,076)	$(111,457)
Exercise of common stock options	—	—	172,606	—	422	—	—	422
Vesting of early exercise of common stock options	—	—	143,524	—	375	—	—	375
Stock-based compensation expense	—	—	—	—	661	—	—	661
Net loss	—	—	—	—	—	—	(11,808)	(11,808)
Balance as of March 31, 2022	19,517,988	171,833	3,288,539	—	5,077	—	(126,884)	(121,807)
Conversion of redeemable convertible preferred stock into common stock in connection with the Reverse Recapitalization, net of transaction cost	(19,517,988)	(171,833)	19,517,988	2	171,833	—	—	171,835
Issuance of common stock upon Reverse Recapitalization, net of transaction costs	—	—	19,975,963	2	112,180	—	—	112,182
Contingent earnout liability recognized upon closing of the Reverse Recapitalization	—	—	—	—	(9,688)	—	—	(9,688)
Cancellation and exchange of convertible note in connection with PIPE financing	—	—	517,500	—	5,184	—	—	5,184
Gain recognized on fair value of embedded derivative on SPAC merger date	—	—	—	—	(1,289)	—	—	(1,289)
Exercise of common stock options	—	—	27,233	—	74	—	—	74
Vesting of early exercise of common stock options	—	—	41,047	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	9,225	—	—	9,225
Net loss	—	—	—	—	—	—	(11,552)	(11,552)
Balance as of June 30, 2022	—	$—	$43,368,270	$4	$292,698	$—	$(138,436)	$154,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	44,062,534	$4	$300,544	$1	$(173,286)	$127,263
Vesting of early exercise of common stock options	—	—	12,660	—	34	—	—	34
Stock-based compensation expense	—	—		—	3,763	—	—	3,763
Unrealized gain (loss) on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(18,722)	(18,722)
Balance as of March 31, 2023	—	—	44,075,194	4	304,341	3	(192,008)	112,340
Vesting of early exercise of common stock options	—	—	12,660	—	34	—	—	34
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	377,152	—	308	—	—	308
Stock-based compensation expense	—	—	—	—	3,434	—	—	3,434
Unrealized gain (loss) on investments	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(18,697)	(18,697)
Balance as of June 30, 2023	—	$—	44,465,006	$4	$308,117	$—	$(210,705)	$97,416
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(37,419)	$(23,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,221	512
Amortization of operating lease right-of-use assets	919	1,433
Accretion of discount on short-term investments	(952)	—
Gain on extinguishment of convertible notes	—	(1,289)
Change in fair value of contingent earnout liability	(207)	(8,878)
Stock-based compensation expense	7,197	9,886
Other non-cash charges	(5)	21
Changes in assets and liabilities:
Accounts receivable	64	(90)
Prepaid expenses and other assets	—	(1,372)
Accounts payable	885	234
Accrued expenses and other current liabilities	(2,082)	203
Deferred revenue	(635)	(999)
Operating lease liabilities	1,035	7,945
Net cash from operating activities	(29,979)	(15,754)
Cash flows from investing activities
Purchases of short-term investments	(17,990)	—
Maturities of short-term investments	37,000	—
Purchases of property and equipment	(10,176)	(18,640)
Net cash from investing activities	8,834	(18,640)
Cash flows from financing activities
Proceeds from Merger and related PIPE financing, net of transaction costs	—	112,464
Proceeds from issuance of common stock upon exercise of stock options	—	521
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	308	—
Proceeds from issuance of convertible notes	—	5,175
Principal finance lease payments	(62)	—
Net cash from financing activities	246	118,160
Net decrease in cash and cash equivalents	(20,899)	83,766
Cash, cash equivalents, and restricted cash, beginning of period	60,987	59,291
Cash, cash equivalents, and restricted cash, end of period	$40,088	$143,057

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$36,752	$139,800
Restricted cash	3,336	3,257
Total cash, cash equivalents and restricted cash	$40,088	$143,057

Supplemental disclosures of noncash financing and investing items
Purchases of property and equipment in accounts payable and accrued expenses	$1,796	$9,371
Merger and related PIPE financing costs included in accounts payable and accrued expenses	$—	$263
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company raised aggregate gross proceeds of $299.5 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a less extent, through collaboration agreements and government grants.
At June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $210.7 million and $173.3 million, respectively. The Company’s net losses were $37.4 million and $23.4 million for the six months ended June 30, 2023 and 2022, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of June 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and short-term investments of $59.6 million and $98.6 million, respectively. As of August 11, 2023, the issuance date of the condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, there is uncertainty about whether the Company’s combined cash, cash equivalents, and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the issuance date of these financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.
On August 10, 2023, the Company announced a transaction with GeneFab, LLC (“GeneFab”), a new independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. The transaction provided the Company with additional capital and reduced longer-term operating expenses. Refer to Note 13, Subsequent Events, for further details of the GeneFab transaction.
The Company’s continued existence is dependent upon management’s ability to raise capital and develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital, which included the framework agreement with GeneFab, and there can be no assurance that the Company’s

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the meeting of ongoing liquidity needs.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of contingent earnout, the valuation of convertible notes, the valuation of common and redeemable convertible preferred stock, standalone selling price (“SSP”) and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any other period. The December 31, 2022 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 22, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2023, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2022.
Recent Accounting Standards
The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Fair Value Measurements
The following tables summarize the estimated value of cash equivalents and restricted cash (in thousands):

	June 30, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Cash	$4,559	$—	$—	$4,559	$4,559	$—	$—
Level 1:
Money market funds	35,529	—	—	35,529	32,193	3,336	—
Subtotal	35,529	—	—	35,529	32,193	3,336	—
Level 2:
U.S. Treasury securities	6,482	—	—	6,482	—	—	6,482
U.S. agency securities	13,907	1	(1)	13,907	—	—	13,907
Commercial Paper	2,494	—	—	2,494	—	—	2,494
Corporate debt securities	—	—	—	—	—	—	—
Subtotal	22,883	1	(1)	22,883	—	—	22,883
Total	$62,971	$1	$(1)	$62,971	$36,752	$3,336	$22,883

	December 31, 2022
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Level 1:
Money market funds	$45,412	$—	$—	$45,412	$42,046	$3,366	$—
Subtotal	45,412	—	—	45,412	42,046	3,366	—
Level 2:
U.S. Treasury securities	14,866	4	(3)	14,867	—	—	14,867
U.S. agency securities	5,938	—	—	5,938	3,983	—	1,955
Commercial Paper	28,122	—	—	28,122	5,994	—	22,128
Corporate debt securities	7,590	1	(1)	7,590	5,598	—	1,992
Subtotal	56,516	5	(4)	56,517	15,575	—	40,942
Total	$101,928	$5	$(4)	$101,929	$57,621	$3,366	$40,942
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Contingent Earnout Liability
Fair value as of December 31, 2022	$(227)
Change in fair value included in other income (expense)	207
Fair value as of June 30, 2023	$(20)
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
4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses (including prepaid rent)	$1,874	$1,871
Deposits	1,277	1,418
Other	139	101
Total prepaid expenses and other current assets	$3,290	$3,390
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Leasehold improvements	$46,748	$1,869
Lab equipment	13,336	8,265
Furniture and fixtures	583	326
Computer equipment and software	383	389
Construction in progress	2,029	48,273
Property and equipment at cost	63,079	59,122
Less: accumulated depreciation	(4,139)	(2,986)
Property and equipment, net	$58,940	$56,136
Buildout of the current good manufacturing practice (cGMP) facility in Alameda was completed in June 2023 and the assets were placed in service. On August 10, 2023, the Company announced a transaction with GeneFab, a new independent contract manufacturing and synthetic biology biofoundry. As part of the transaction the Company subleased it’s cGMP facility in Alameda, CA to GeneFab. Refer to Note 13, Subsequent Events, for further details of the GeneFab transaction.
Depreciation totaled $0.8 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued employee-related expenses	$2,099	$3,743
Accrued professional and service fees related to facility construction	1,615	7,342
Accrued professional and service fees other	1,245	1,750
Other accrued expenses	32	29
Total accrued expenses and other current liabilities	$4,991	$12,864
5. Operating Leases
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The corporate headquarters lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provides for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, to be disbursed by the landlord no later than December 31, 2023. The Company is deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance is considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability. On August 10, 2023, the Company announced a transaction with GeneFab, a new independent contract manufacturing and synthetic biology biofoundry. As part of the transaction the Company subleased the cGMP facility in Alameda to GeneFab. Refer to Note 13, Subsequent Events, for further details of the GeneFab transaction.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,320	$1,325	$2,629	$2,650
Short-term lease cost	25	27	56	30
Variable lease cost	378	182	622	353
Total lease cost	$1,723	$1,534	$3,307	$3,033

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30,
	2023	2022
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$(675)	$6,740
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$(30)	$199
Weighted-average remaining lease term	7.9 years	8.2 years
Weighted-average discount rate	9.1%	9.1%
For the three months ended June 30, 2023 and 2022, the Company received $1.0 million and $5.6 million, respectively, of $17.5 million tenant improvement allowance. For the six months ended June 30, 2023 and 2022, the Company received $2.0 million and $8.1 million, respectively, of the $17.5 million tenant improvement allowance. Through June 30, 2023, the Company received $16.2 million of the tenant improvement allowance inception-to-date.
As of June 30, 2023 and 2022, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.
Maturities of the Company’s lease liabilities as of June 30, 2023, were as follows (in thousands):

2023, for the remainder of the year	$3,560
2024	7,254
2025	7,478
2026	7,712
2027	5,769
Thereafter	24,384
Total undiscounted lease payments	56,157
Less imputed interest	(16,750)
Tenant improvement allowance remaining	(1,311)
Total lease liabilities	$38,096
6. Stockholders’ Equity (Deficit)
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company; although, no preferred stock is outstanding as of June 30, 2023 and December 31, 2022. Through June 30, 2023, no cash dividends have been declared or paid.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At June 30, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares of common stock, all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	June 30,	December 31,
	2023	2022
Common Stock Purchase Agreement	8,327,049	8,327,049
Common stock options issued and outstanding	12,056,731	9,875,675
Restricted Stock Units (RSUs) issued and outstanding	335,884	447,948
Common stock shares available for future issuance under equity plans	3,087,881	2,948,472
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	546,155	481,627
Contingent earnout common stock	2,000,000	2,000,000
Unvested early exercised common stock	80,180	105,500
Total	26,433,880	24,186,271
Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of June 30, 2023 and December 31, 2022.
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
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company issued 300,000 common stock shares up until December 31, 2022 aggregating to net proceeds of $0.7 million, under the Purchase Agreement. There were no shares issued within six months ended June 30, 2023.
Contingent Earnout Equity
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. The first and second tranches are issuable if the closing volume

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Contingent Earnout Liability was remeasured to fair value as of June 30, 2023, resulting in the recording of a non-cash gain of $0.1 million for the three months ended June 30, 2023, and a non-cash gain of $0.2 million for the six months ended June 30, 2023, classified within change in fair value of contingent earnout liability in the condensed consolidated statements of operations and comprehensive loss.
Assumptions used in the valuation are described below:

	June 30,	December 31,
	2023	2022
Current stock price	$0.63	$1.41
Expected share price volatility	93.0%	85.0%
Risk-free interest rate	4.9%	4.3%
Estimated dividend yield	0.0%	0.0%
Expected term (years)	1.9	2.4

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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In December 2022, the Company amended the research collaboration and license agreement with Spark to allow for an increase in budget and a two-month extension of the research program. As there were no changes to performance obligations and the services to be provided are not distinct from those already transferred, the transactions was accounted for as a contract modification and a cumulative catch-up of $(0.7) million was recognized in December 2022.
In May 2023, the Company amended the research collaboration and license agreement with Spark to allow for an increase in budget and additional two-month extension of the research program. As there were no changes to performance obligations and the services to be provided are not distinct from those already transferred, the transactions was accounted for as a contract modification with no cumulative catch-up necessary.
As of June 30, 2023 and December 31, 2022, there was a total of $0.2 million and $0.8 million, respectively, remaining of the upfront payment to be recognized over the remaining period of the research program.
For the three months ended June 30, 2023 and 2022, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of $0.2 million and $0.5 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded revenue, which was previously included in the deferred revenue at the beginning of each period, of $0.6 million, and $1.0 million respectively. Contract asset balances related to unbilled revenue for our collaboration agreements were zero as of June 30, 2023 and 2022, and are presented within prepaid expenses and other current assets on the condensed consolidated balance sheets.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Entity-wide information
During the three months ended June 30, 2023, Customers A and B accounted for 73% and 27%, respectively, of revenue. During the three months ended June 30, 2022, Customers A and B accounted for 82% and 18%, respectively, of revenue. During the six months ended June 30, 2023, Customers A and B accounted for 78% and 22%, respectively, of revenue. During the six months ended June 30, 2022, Customers A and B accounted for 80% and 20%, respectively, of revenue.
All revenues were generated in the United States for the three and six months ended June 30, 2023 and 2022.
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
As of June 30, 2023, the total number of shares of common stock available for issuance under the 2022 Plan is 1,942,991.
2022 Inducement Equity Plan
On August 5, 2022, the Company adopted a 2022 Inducement Equity Plan (the “2022 Inducement Plan”). The 2022 Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards,

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of June 30, 2023, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 1,144,890.
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
As of June 30, 2023, the total number of shares of common stock available for issuance under the ESPP is 546,155.
Stock options
The following table summarizes the Company’s stock option activity and related information under all equity plans, excluding performance and market awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,191,426	$3.18	9.1	$6
Granted	2,794,596	$1.64
Forfeited	(411,588)	$3.55
Outstanding at June 30, 2023	6,574,434	$2.50	9.0	$2
Vested and exercisable at June 30, 2023	1,247,904	$3.63	7.9	$2
The weighted-average grant date fair values of stock options granted during the six months ended June 30, 2023 and 2022 were $1.18 and none, respectively. The aggregate intrinsic values of stock options exercised during the six months ended June 30, 2023 and 2022 were none and $0.5 million, respectively.
As of June 30, 2023, the unrecognized stock-based compensation expense related to stock options was approximately $8.6 million, expected to be recognized over a weighted-average period of 2.6 years.
Early Exercise of Stock Options into Restricted Stock
For the six months ended June 30, 2023 and 2022, the Company issued zero shares of common stock upon exercise of unvested stock options. As of June 30, 2023 and December 31, 2022, 80,180 and 105,500 shares were held by employees subject to repurchase at an aggregate price of $0.2 million and $0.3 million, respectively.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,368,501	$9.92	9.0	$—
Forfeited	(201,952)	$9.92
Outstanding at June 30, 2023	5,166,549	$9.92	8.4	$—
Vested and exercisable at June 30, 2023	1,436,378	$9.92	8.1	$—
There were no performance based options granted or exercised during the six months ended June 30, 2023, and there were 6,796,074 performance based options granted and no performance based options exercised during the six months ended June 30, 2022.
As of June 30, 2023, the unrecognized stock-based compensation expense related to performance based options was approximately $7.8 million, expected to be recognized over a weighted-average period of 1.8 years.
Market Awards
In connection with the Business Combination Agreement with DYNS, on December 19, 2021, Legacy Senti approved 605,451 market award options to its co-founder and Chief Executive Officer, Dr. Timothy Lu, that vest contingent upon the satisfaction of all three of the following conditions: a service condition, a performance condition tied to the consummation of the Merger, and market conditions. The market condition is achieved in four tranches, where 25% of the options will vest when the trading price of the Company’s stock is above various thresholds of price per share. The award and the associated recognition of stock-based compensation were contingent on the Merger being consummated. The estimated fair value of the market awards at the grant date was based on a Monte Carlo simulation valuation model. As of the approval date, Legacy Senti did not have sufficient common stock available for issuance to allow for exercise of the stock options. Upon the Merger, the Company increased the number of shares authorized and 315,748 awards were granted on June 8, 2022. Through June 30, 2023, these market awards did not meet the vesting thresholds. Refer to Note 6, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.
The were no market based options granted or exercised during the six months ended June 30, 2023, and there were 315,748 market based options granted and no market based options exercised during the six months ended June 30, 2022.
As of June 30, 2023, the unrecognized stock-based compensation expense related to market based options was approximately $0.5 million, expected to be recognized over a weighted-average period of 0.9 years.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity and related information under all equity plans:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	447,948	$2.50
Forfeited	(112,064)	$2.50
Outstanding at June 30, 2023	335,884	$2.50
As of June 30, 2023, the unrecognized stock-based compensation expense related to restricted stock units was approximately $0.5 million, expected to be recognized over a weighted-average period of 1.2 years.
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
The assumptions used to determine the grant date fair value of non-market based, stock options granted were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	5.9	5.8
Expected volatility	83%	78%
Risk-free interest rate	3.5%	3.0%
Dividend yield	—	—

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$3,081	$7,863	$6,320	$8,322
Research and development	353	1,362	877	1,564
Total stock-based compensation expense	$3,434	$9,225	$7,197	$9,886

9. Income Tax
No provision for income taxes was recorded for the three and six months ended June 30, 2023 and 2022, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s cumulative losses generated to date.
10. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(18,697)	$(11,552)	$(37,419)	$(23,360)

Weighted-average shares used in computing net loss per share, basic and diluted	44,278,427	13,446,622	44,175,274	8,336,451
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.86)	$(0.85)	$(2.80)
The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	12,056,731	8,779,368	12,056,731	8,779,368
Unvested early exercised options	80,180	288,807	80,180	288,807
Restricted stock units outstanding	335,884	—	335,884	—
Contingent earnout common stock	2,000,000	2,000,000	2,000,000	2,000,000
Total	14,472,795	11,068,175	14,472,795	11,068,175
The potential common stock securities above do not reflect 19,633,444 of potentially dilutive securities as a result of the option issued to GeneFab, as announced on August 10, 2023. Refer to Note 13, Subsequent Events, for further details of the GeneFab transaction.
11. Commitments and Contingencies
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which the Company is liable in future periods.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with future

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years. Refer to Note 5, Operating Leases, for further details of the leases.
In 2021, the Company began construction of the cGMP facility. Buildout of the cGMP facility was completed in June 2023. As of June 30, 2023 the Company paid $40.0 million in construction costs of the $42.2 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination, the Company will be responsible for payment for work performed to date.
In 2021, the Company entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to acquire an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products. Refer to Note 12, Related Parties, for details into the BlueRock agreement. In consideration for the option, the Company is responsible for up to $10.0 million in costs and expenses incurred over the three-year term.
As of June 30, 2023, purchase commitments related to sponsored research agreements amounted to approximately $0.7 million.
The Company has entered into license agreements under which they are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Future milestone and royalty payments under these agreements are not considered contractual obligations since the payments under these agreements are contingent upon future events, such as the Company’s achievement of specified development, regulatory, and sales milestones, or generating product sales. As of June 30, 2023, the Company is unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
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
12. Related Parties
NEA
NEA held 4,429,725 shares of the Company’s common stock as of June 30, 2023 and December 31, 2022. NEA held one of the six seats on the Company’s Board of Directors as of June 30, 2023 and December 31, 2022.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Bayer Healthcare LLC
On May 19, 2022, Legacy Senti issued to Bayer a $5.2 million unsecured convertible promissory note (“the “May 2022 Note”). On June 8, 2022, the May 2022 Note was automatically cancelled and exchanged for 517,500 shares of Common Stock at a price of $10.00 per share.
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
Bayer held 5,878,488 shares, of the Company’s common stock as of June 30, 2023 and December 31, 2022. Bayer held one of the six seats on the Company’s Board of Directors as of June 30, 2023 and December 31, 2022. Bayer’s parent company is Bayer AG, which served as the lead investor in our Series B financing prior to the Merger through its Leaps by Bayer unit. Accordingly, Bayer is considered a related party.
Seer, Inc.
In January 2023, the Company acquired lab automation equipment purchased from Seer, Inc. (“Seer”) (NASDAQ: SEER). Omid Farokhzad, a member of the Company’s board of directors is the Chief Executive Officer for Seer. The consideration of $0.2 million, plus interest, will be paid over a two-year period, and title will transfer to the Company upon final payment. The transaction was classified as a finance lease in accordance with ASC 842.
GeneFab, LLC.
In August 2023, the Company entered into a framework agreement with GeneFab and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab (“Valere”), which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, (i) shall sell, assign and transfer its rights, title and interest in certain of the assets and contractual rights, including all of Company’s equipment and leasehold improvements at the Company’s facilities in Alameda (the “Alameda Facility”) and certain of the Company’s intellectual property related to the schematics for and design of the Alameda Facility, and (ii) sublease to GeneFab its premises under the lease for the Alameda Facility. In addition, the Company has agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation. As part of this transaction, the Company entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on the closing of the transaction.
On August 7, 2023, Philip Lee, Ph.D., the Company’s former Chief Technology Officer, notified the Company of his resignation as an employee and as Chief Technology Officer of the Company, effective on August 7, 2023, to join GeneFab as its Chief Executive Officer. Dr. Lee’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Subsequent Events
GeneFab, LLC.
On August 10, 2023, the Company announced the transaction with GeneFab, a new independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. The Company sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment and leasehold improvements at the Company’s facilities in Alameda and certain of the Company’s intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under the lease for the Alameda facility. The transaction provided the Company with additional capital and reduced longer term operating expenses.
a.Under the terms of the agreement, the Company will receive $37.8 million in cash before the end of 2025. Approximately $18.9 million was due at closing, which amount was netted against prepayment owed by the Company for manufacturing and support services to GeneFab. The remaining $18.9 million will be paid to the Company in installments in 2024 and 2025.
b.The Company has agreed to prepay GeneFab $18.9 million for manufacturing and research activities. In addition, the Company will receive $8.0 million of manufacturing credit from GeneFab for their services.
c.The Company subleased the cGMP facility in Alameda, CA to GeneFab, a portion of which will be subject to the satisfaction of certain conditions, which will support the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202.
d.The Company agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation.
e.Philip Lee, Ph.D., former Co-Founder and Chief Technology Officer of the Company, assumed the role of Chief Executive Officer of GeneFab.
f.GeneFab intends to extend offers of employment to approximately forty-six of the Company's employees currently employed in its research and development and manufacturing functions. Employees that accept the offers of employment will continue to be actively engaged in the CMC and manufacturing components for the clinical manufacturing of the Company’s Gene Circuit products.
g.GeneFab was provided an option to purchase up to $20.0 million of the Company’s common stock at an exercise price of $1.01867. The Option is exercisable for a period of 36 months following the execution of the license agreement.
h.The Company and GeneFab entered into a seller economic share agreement (the “SESA”), pursuant to which the Company will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with the dividend or sale event, subject to the terms and conditions of the SESA.
As of June 30, 2023, the GeneFab transaction did not meet the assets held for sale classification as management had not committed to a plan to sell the long-term assets. As a result of the signing of the transaction non-binding term sheet in June 2023 with GeneFab and the change in the manner in which the Company expects to recover the assets subject to the GeneFab transaction, the asset group used in the long-lived impairment assessment was changed to two asset groups as of June 30, 2023, the oncology and non-oncology asset group, with the non-oncology including all the assets expected to be transferred in the GeneFab transaction. This asset group reassessment triggered a need to perform an impairment analysis for the non-oncology asset group that considered the final terms of the transaction and no impairment was deemed necessary.
NASDAQ Bid Price Compliance Notice
On August 7, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that, for the last 30 consecutive trading days, the closing bid price of the Company’s common stock had closed below the minimum bid price requirement of $1.00 per share for

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

continued listing on The Nasdaq Global Market. The Company has been provided an initial compliance period of 180 calendar days, or until February 5, 2024, to regain compliance with the minimum bid price requirement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senti Biosciences, Inc. (“Senti”) entered into a business combination agreement (the “Agreement”) with Dynamics Special Purpose Corp. (“DYNS”) on December 19, 2021. The transactions contemplated by the terms of the Agreement were completed on June 8, 2022 (the “Closing”), in conjunction with which DYNS changed its name to Senti Biosciences, Inc. (hereafter referred to, collectively with its subsidiaries, as “Senti,” the “Company,” “we,” “us,” or “our,” unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Merger.”
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “explore,” “intend,” “estimate,” “seek,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report and Part II, Item 1A of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
We have incurred net losses of $18.7 million and $11.6 million for the three months ended June 30, 2023 and 2022, respectively and $37.4 million and $23.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $59.6 million and $98.6 million, respectively, and an accumulated deficit of $210.7 million and $173.3 million, respectively. Net cash flows used in operating activities were $30.0 million and $15.8 million during the six months ended June 30, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
•expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, and commercialization efforts;
•continue to develop, grow, maintain, enforce and defend our intellectual property portfolio; and
•incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
Recent Developments
On August 10, 2023, we announced a transaction with GeneFab, LLC (“GeneFab”), a new independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. The transaction provided us with additional capital and reduced longer term operating expenses. In connection with the transaction, we will receive approximately $37.8 million in cash before the end of 2025. Approximately $18.9 million was due at closing, which amount was netted against prepayment owed by us for manufacturing and support services to GeneFab. The remaining $18.9 million will be paid to us in installments in 2024 and 2025. In addition, we will receive $8.0 million in manufacturing credit, subject to certain conditions, and will sublease our recently constructed 92,000 square foot current good manufacturing practice (cGMP) facility in Alameda, CA to GeneFab (a portion of which will be subject to the satisfaction of certain conditions).
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
Research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$4,571	$3,866	$9,379	$6,664
External services and supplies	3,407	3,424	7,011	6,332
Office and facilities	2,636	1,782	5,229	3,528
Other	338	175	651	325
Total	$10,952	$9,247	$22,270	$16,849
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

General and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$6,652	$11,533	$13,828	$15,374
External services and supplies	1,546	1,505	2,837	2,446
Office and facilities	407	359	856	643
Insurance	414	161	918	202
Other	601	324	983	476
Total	$9,620	$13,882	$19,422	$19,141
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenue:
Contract revenue	$687	$1,108	$(421)
Grant income	250	250	—
Total revenue	937	1,358	(421)

Operating expenses:
Research and development	10,952	9,247	1,705
General and administrative	9,620	13,882	(4,262)
Total operating expenses	20,572	23,129	(2,557)
Loss from operations	(19,635)	(21,771)	2,136

Other income (expense):
Interest income, net	794	27	767
Change in fair value of contingent earnout liability	148	8,878	(8,730)
Gain on extinguishment of convertible notes	—	1,289	(1,289)
Other expense	(4)	25	(29)
Total other income (expense), net	938	10,219	(9,281)
Net loss	$(18,697)	$(11,552)	$(7,145)
Contract revenue. For the three months ended June 30, 2023 and 2022, we generated revenue from contracts and license agreements of $0.7 million and $1.1 million, respectively. The decrease of $0.4 million was primarily due to decline in services provided for the Spark collaboration project.
Grant income. For the three months ended June 30, 2023 and 2022, we generated revenue from grants of $0.3 million and $0.3 million, respectively, from the SBIR SENTI-202 grant funding.
Research and development expenses. Research and development expenses were $11.0 million and $9.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $1.7 million was primarily due to an increase of $0.7 million in personnel-related expenses and an increase of $0.9 million in facility costs.
General and administrative expenses. General and administrative expenses were $9.6 million and $13.9 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $4.3 million was primarily due to a decrease of $4.9 million in personnel-related expenses, which includes a $4.8 million decrease in stock-based compensation expense, and an increase in insurance of $0.3 million.
Interest income, net. Interest income was $0.8 million and nominal for the three months ended June 30, 2023 and 2022, respectively, due to a higher average cash balances, as well as an increase in interest rates in the relevant periods.
Change in fair value of contingent earnout liability. For the three months ended June 30, 2023 and 2022, we recognized a non-cash gain of $0.2 million and $8.9 million, respectively. The decrease of $8.7 million related to the remeasurement of the contingent earnout liability to fair value.

Gain on extinguishment of convertible notes. For the three months ended June 30, 2022, we recognized a gain of $1.3 million upon extinguishment of convertible notes as part of the Merger.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenue:
Contract revenue	$1,723	$1,962	$(239)
Grant income	500	500	—
Total revenue	2,223	2,462	(239)

Operating expenses:
Research and development	22,270	16,849	5,421
General and administrative	19,422	19,141	281
Total operating expenses	41,692	35,990	5,702
Loss from operations	(39,469)	(33,528)	(5,941)

Other income (expense):
Interest income, net	1,855	31	1,824
Change in fair value of contingent earnout liability	207	8,878	(8,671)
Gain on extinguishment of convertible notes	—	1,289	(1,289)
Other expense	(12)	(30)	18
Total other income (expense), net	2,050	10,168	(8,118)
Net loss	$(37,419)	$(23,360)	$(14,059)
Contract revenue. For the six months ended June 30, 2023 and 2022, we generated revenue from contracts and license agreements of $1.7 million and $2.0 million, respectively. The decrease of $0.2 million was primarily due to decline in services provided for the Spark collaboration project.
Grant income. For the six months ended June 30, 2023 and 2022, we generated revenue from grants of $0.5 million and $0.5 million, respectively, from the SBIR SENTI-202 grant funding.
Research and development expenses. Research and development expenses were $22.3 million and $16.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $5.4 million was primarily due to an increase of $2.7 million in personnel-related expenses, an increase of $1.7 million in facility costs, and an increase of $0.7 million in professional services costs.
General and administrative expenses. General and administrative expenses were $19.4 million and $19.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.3 million was primarily due to an increase of $0.7 million in insurance, an increase of $0.5 million in depreciation and amortization, an increase of $0.4 million in professional services costs offset by a decrease of $1.5 million in personnel-related expenses.
Interest Income, net. Interest income was $1.9 million and nominal for the six months ended June 30, 2023 and 2022, respectively, due to a higher average cash balances, as well as an increase in interest rates in the relevant periods.

Change in fair value of contingent earnout liability. For the six months ended June 30, 2023 and 2022, we recognized a non-cash gain of $0.2 million and $8.9 million, respectively. The decrease of $8.7 million related to the remeasurement of the contingent earnout liability to fair value.
Gain on extinguishment of convertible notes. For the six months ended June 30, 2022, we recognized a gain of $1.3 million upon extinguishment of convertible notes as part of the Merger.

Liquidity and Capital Resources
Sources of Liquidity
From inception to June 30, 2023, we raised aggregate gross proceeds of $299.5 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a less extent, through collaboration agreements and governmental grants.
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
Other than the issuance of the commitment shares of our common stock to Chardan we issued 300,000 shares of common stock up until June 30, 2023, aggregating to net proceeds of $0.7 million under the Purchase Agreement. There were no shares issued within six months ended June 30, 2023.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2023, we had $59.6 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $210.7 million, respectively.
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
On August 10, 2023, we announced the transaction with GeneFab, a newly formed independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. The transaction provided us with additional capital and reduced longer term operating expenses.

Cash Flows
The following table sets forth a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash from operating activities	$(29,979)	$(15,754)
Net cash from investing activities	8,834	(18,640)
Net cash from financing activities	246	118,160
Net change in cash and cash equivalents	$(20,899)	$83,766
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities of $30.0 million was primarily due to our loss of $37.4 million with non-cash adjustments of $7.2 million for stock-based compensation expense, $2.1 million for depreciation and amortization of operating lease right-of-use-assets, $1.0 million for accretion of discount on short-term investments, and $0.2 million for the change in fair value of contingent earnout liability. Other material changes comprised of $1.2 million decrease in accounts payable and accrued expenses and other current liabilities, $0.6 million decrease in deferred revenue, offset by $1.0 million increase in operating lease liabilities.
For the six months ended June 30, 2022, net cash used in operating activities of $15.8 million was primarily due to our net loss of $23.4 million with non-cash adjustments of $9.9 million for stock-based compensation expense, $8.9 million for the change in fair value of contingent earnout liability, $1.9 million for depreciation and amortization of operating lease right-of-use assets and $1.3 million for gain on extinguishment of convertible notes. Other material changes comprised of $7.9 million increase in operating lease liabilities and $0.4 million increase in accounts payable and accrued expenses and other current liabilities, offset by $1.4 million increase in prepaid expenses and other assets and $1.0 million decrease in deferred revenue.
Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities of $8.8 million was due to $37.0 million cash received upon maturity of short-term investments offset by $18.0 million purchases of short-term investments and $10.2 million purchases of property and equipment.
For the six months ended June 30, 2022, net cash used in investing activities of $18.6 million, was entirely due to purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2023, $0.2 million cash was provided by financing activities primarily due to $0.3 million proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP).
For the six months ended June 30, 2022, net cash provided by financing activities of $118.2 million was primarily due to $112.5 million proceeds received from Merger and related PIPE financing activities, net of transaction cost, $5.2 million from issuance of convertible notes and $0.5 million proceeds from the issuance of common stock upon exercise of stock options.
Funding Requirements
Based upon our current operating plans, there is uncertainty about whether our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the date of this Quarterly Report. We anticipate that we will continue to seek additional funding, though the precise timing of such may prove uncertain. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our assumptions may prove to be inaccurate, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing and manufacturing product candidates in preclinical studies and clinical trials is costly and the timing and expenses in these trials are uncertain.
On August 10, 2023, we announced the transaction with GeneFab, a newly formed independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. The transaction provided us with additional capital and reduced longer term operating expenses.
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
•the scope and costs of any commercial manufacturing activities;
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
In 2021, we began construction of the cGMP facility. Buildout of the cGMP facility was completed in June 2023. As of June 30, 2023, we have paid $40.0 million in construction costs of the $42.2 million purchase commitment. The agreements with the construction company provide for termination following a certain period after notice. Upon termination we will be responsible for payment for work performed to date.
During the year ended December 31, 2021, we entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which we granted BlueRock an option to execute an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products (See Part I, Item 1, Notes to Condensed Consolidated Financial Statements (Unaudited), Note 12 - Related Parties for details into the BlueRock agreement). In consideration for the option, we are responsible for up to $10.0 million in research and development costs and expenses associated with the collaboration plan incurred over the three-year term.
We have also entered into license agreements under which we are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Milestone and royalty payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
We have entered into sponsored research agreements under which we are obligated to pay $0.4 million and $0.3 million in 2023 and 2024, respectively.
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of our common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 6, Stockholders’ Equity (Deficit), for further details of the contingent earnout.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.
Critical Accounting Estimates
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
During the six months ended June 30, 2023, there have not been any other significant changes to our critical accounting policies and estimates, except as noted below, from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance, to us.
Impairment of Long-Lived Assets
As a result of the change in the manner in which the Company expects to recover the assets subject to the GeneFab transaction, the asset group used in the long-lived impairment assessment was changed to two asset groups as of June 30, 2023, the oncology and non-oncology asset group, with the non-oncology including all the assets expected to be transferred in the GeneFab transaction. This asset group reassessment triggered a need to perform an impairment analysis for the non-oncology asset group that considered the final terms of the transaction as the fair value of the non-oncology asset group and no impairment was deemed necessary.

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

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weakness described above.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in common stock, you should consider carefully the risks described below, together with the information contained in the Quarterly Report on Form 10-Q for the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2023, including our financial statements and the related notes appearing in that Form 10-Q.. We believe the risks described below are the risks that are material to us as of the date of the Annual Report. Factors that could cause our actual results to differ materially from those in the Annual Report are any of the risks described in the Item 1A below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.
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
•Supply of our product candidates for preclinical and clinical development may become limited or interrupted or may not be of satisfactory quantity or quality, and we could experience delays relying on third-party manufacturers.
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
•Our business, operations and clinical development plans and timelines could be adversely affected by the impact of global economic and political developments, including high inflation and capital market disruption, the war in Ukraine, economic sanctions and economic slowdowns or recession, including any lingering impact from the COVID-19 pandemic, or by the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, contract research organizations (“CROs”), shippers and others.

Risks Related to Our Limited Operating History and Financial Condition
We are a preclinical stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
We are a preclinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $37.4 million and $23.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $210.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
We expect our net losses to increase substantially as we:

•	continue to advance our gene circuit platform technologies;

•	continue preclinical development of our current and future product candidates and initiate additional preclinical studies;

•	commence clinical trials of our current and future product candidates;

•	acquire and license technologies aligned with our gene circuit platform technologies;

•	seek regulatory approval of our current and future product candidates;

•	expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, and commercialization efforts;

•	continue to develop, maintain, expand, and defend our intellectual property portfolio; and

•	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, ensuring our product candidates are manufactured on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The development of biotechnology product candidates is capital-intensive. If any of our current or potential future product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, marketing and sales capabilities. We have used substantial funds to develop our gene circuit platform, SENTI-202, SENTI-301A, SENTI-401 and other potential product candidates, and we will require significant funds to continue to develop our platform and conduct further research and development, including preclinical studies and clinical trials. In addition, we expect to incur significant additional costs associated with operating as a public company.
As of June 30, 2023, we had $59.6 million in cash, cash equivalents, and short-term investments. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development of our current and potential future product candidates;

•	the timing and progress of our development of our gene circuit platforms;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the terms of any third-party manufacturing contract or biomanufacturing partnership we may enter into;

•	our ability to maintain our current licenses and collaborations, conduct our research and development programs and establish new strategic partnerships and collaborations;

•	the progress of the development efforts of our existing strategic partners and third parties with whom we may in the future enter into collaboration and research and development agreements;

•	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

•	supply chain disruptions, global political and market conditions, and inflationary pressures on our business;

•	the cost and timing of regulatory approvals; and

•	our efforts to enhance operational systems and to hire and retain personnel, including personnel to support development of our product candidates and to satisfy our obligations as a public company.
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

We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we may not be able to continue as a going concern beyond twelve months from the issuance date of this Form 10-Q. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
The sale or issuance of our common stock to GeneFab may cause significant dilution and the sale of the shares of common stock acquired by GeneFab, or the perception that such sales may occur, could cause the price of our common stock to fall.
Pursuant to an option under the transaction with GeneFab, GeneFab may choose to invest up to approximately $20 million to purchase up to 19,633,444 shares of our common stock, subject to certain limitations, including stockholder approval in certain circumstances and compliance with applicable law, for a period of 36 months after the option agreement effective date and following execution of a license agreement. The exercise or conversion of these securities could result in a significant increase in the number of outstanding shares and substantially dilute the ownership interest of our existing stockholders. In addition, we have agreed to register for resale these shares purchased by GeneFab under their option, subject to certain restrictions. If GeneFab chooses to sell its shares in the Company, the price of our shares could fluctuate based on the market price of the common stock during the period in which such sales occur. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. As of June 30, 2023, we had two letters of credit held with SVB in an aggregate amount of $3.3 million related to our facility lease. Due to the receivership of SVB, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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

•	conditions imposed by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates of research subjects;

•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	conditioning patients with fludarabine in advance of administering our product candidates, which may be difficult to source, costly, or increase the risk of infections and other adverse side effects;

•
chemistry, manufacturing and control (“CMC”) challenges associated with manufacturing and scaling up biologic product candidates to ensure consistent quality, stability, purity and potency among different batches used in clinical trials;

•	greater-than-anticipated clinical trial costs;

•	poor potency or effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory authority inspection and review of a clinical trial or manufacturing site;

•	delays as a result of a pandemic or events associated with a pandemic;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	delays and changes in regulatory requirements, policies and guidelines; or

•	the FDA or other regulatory authorities interpreting our data differently than we do.
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
Although a substantial amount of our efforts will focus on the planned clinical trials and potential approval of the current and potential future product candidates we are evaluating, a key element of our strategy is to discover, develop, and globally commercialize additional targeted therapies beyond our current product candidates to treat various conditions and in a variety of therapeutic areas. Even if we identify investigational therapies that initially show promise, we may fail to successfully develop and commercialize such products for many reasons, including the following:

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

•
factors we may not be able to control, such as potential pandemics that may limit the availability of patients, principal investigators or staff or clinical sites to participate in our clinical trials.

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

•
delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;

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
Risks Related to Third Parties
There can be no assurance that we will achieve all of the anticipated benefits of the transaction with GeneFab and we could face unanticipated challenges.
We may not realize some or all of the anticipated benefits from the transaction with GeneFab and we may encounter post-closing risks. We may experience increased difficulty and loss of institutional knowledge if the employees to we expect to transfer to GeneFab do not accept their offers of employment, which could harm our business. Moreover, the transition to a new company may require significant time and resources from the employees of GeneFab, which may disrupt GeneFab’s business and distract management from other responsibilities, which may then result failure to achieve anticipated manufacturing production, which could adversely affect our timelines for our clinical trials and financial results.
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
From time to time, we consider strategic transactions, such as collaborations, regional partnerships for the co-development and/or co-commercialization of our product candidates in selected territories, acquisitions of companies, asset purchases, joint ventures, out- or in-licensing of product candidates or technologies and partnerships involving our gene circuit platform technology. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies, contract development manufacturing organizations or hospitals. In addition, we announced in January, 2023 that we are actively pursuing strategic geographic partnerships for clinical development of SENTI-301A as part of a business realignment plan to extend our cash runway. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our gene circuit platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
Risks Related to Manufacturing
Manufacturing our current or future product candidates is complex and the third parties upon whom we rely to provide manufacturing services may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our current or future product candidates for preclinical studies and clinical trials or, if approved, for commercial sale, for commercial purposes could be delayed or halted entirely.
The process of manufacturing our current or future product candidates is complex and highly regulated, and it requires significant expertise. including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is also extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminants are discovered in our product candidates or the manufacturing facilities in which they are made, the facilities may need to be closed for an extended period of time to investigate and remedy the contamination. As a result of the complexities, the cost to manufacture biologics in general, and our cell-based product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce.
We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third party manufacturing organizations, or CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. GeneFab and any other CMO may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations.
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
Supply of our product candidates for preclinical and clinical development may become limited or interrupted or may not be of satisfactory quantity or quality, and we may experience delays if GeneFab is unable to operate and we are required to relay on third-party back-up manufacturers.
Initial manufacturing efforts will focus on our lead programs, SENTI-202 and SENTI-401.We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
We do not currently produce our product candidates in quantities sufficient for preclinical and clinical development. We cannot be sure that the manufacturing processes employed by GeneFab or the technologies incorporated for manufacturing will result in viable or scalable yields of our product candidates that will be safe, effective, and meet market demand. GeneFab and any other third-party manufacturers we may contract with must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP and cGTP. In the event that we or any third-party manufacturer fails to comply with such requirements or to perform obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to or enter into an agreement with another third party, which we may not be able to do on reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our current and future product candidates may be difficult or impossible to transfer to a third party and a feasible alternative may not exist. If we are required to change manufacturing facilities or manufacturers for any reason, we will be required to verify that the new facilities and procedures comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturing could negatively affect our ability to develop product candidates in a timely manner or within budget.
In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, and to regulatory applications, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer, and therefore delay timelines. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
If we receive regulatory approval for any product candidate and we are unable to for any reason to have sufficient quantities of the product produced, or if we are unable to obtain or maintain third-party manufacturing on commercially reasonable terms, we may not be able to commercialize the product candidate successfully. Failure to execute on our manufacturing requirements and comply with cGMP and cGTP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of product candidates under development;

•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

•	loss of the cooperation of potential future collaborators;

•	subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;

•	requirements to cease distribution or to recall batches of product candidates; and

•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.
GeneFab or any other third-party manufacturers that we use may be unable to successfully scale the manufacturing of our current or potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our current and potential future product candidates and commercializing approved products candidates, if any. GeneFab has never operated a cGMP facility before.
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We expect to use GeneFab to produce required quantities of SENTI-202. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe GeneFab will be able to sufficiently scale to produce commercial quantities, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines. In addition, GeneFab has never operated a cGMP facility before. Difficulties may be encountered in operating the facility or meeting the requirements of the FDA or other regulatory authorities that we have not anticipated. If GeneFab cannot successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing, clinical trials and commercialization of that product candidate may be delayed or infeasible and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.
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
As GeneFab continues to develop and scale the manufacturing process for our product candidates, we expect that there will be a need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. These rights may not be able to be obtained with respect to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical testing, the change may require us to perform both comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.
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
Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Timothy Lu, our Chief Executive Officer, Kanya Rajangam, our Chief Medical and Development Officer, and Deborah Knobelman, our Chief Financial Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We have limited experience in therapeutic development. As our current and potential future product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development and regulatory capabilities or contract with other organizations to provide these capabilities for us.
To manage our anticipated future growth, we will continue to implement and improve our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials comply with the relevant guidelines of the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Although we have some environmental liability insurance, we may not maintain adequate insurance for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
Our business, operations and clinical development plans and timelines could be adversely affected by global economic and political developments, including high inflation and capital market disruption, the war in Ukraine, economic sanctions and economic slowdowns or recessions, including any lingering impact from the COVID-19 pandemic, or the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, CROs, shippers and others.
Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic, such as the COVID-19 pandemic, could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by the war in Ukraine and the possibility of a wider European or global conflict. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Also, the global COVID-19 pandemic and government measures taken in response have also had a significant impact on businesses and commerce worldwide. In connection with COVID-19, we implemented work-from-home policies for most employees. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, our ability to conduct our business in the ordinary course.
If our relationships with our suppliers or other vendors are terminated or scaled back as a result of a health epidemic, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.
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
The effects of a pandemic could have a material impact on our operations, and to the extent a pandemic adversely affects our business, results of operations, cash flows, financial condition and/or prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We license rights from third parties to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to three license agreements with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI, for intellectual property relevant to our product candidates. For a more detailed description of the license agreements with NCI, see the section titled “Business—Material License and Collaboration Agreements” in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
Any regulatory approvals that we or potential future collaborators obtain for any of our current or potential future product candidates will be subject to limitations on the approved indicated uses for which a product may be marketed or may be subject to the conditions of approval, or contain requirements for potentially costly post-marketing testing, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or any other regulatory authority approves any of our current or potential future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including registering their establishments with the FDA and certain state agencies, ensuring that quality control and manufacturing procedures conform to cGMP and cGTP regulations and applicable product tracking and tracing requirements. Manufacturing facilities are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other regulatory requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions.
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
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.See section titled “Business - Government Regulation – Healthcare Reform” in the Annual Report on Form 10-K for the year ended December 31, 2022.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in the section of the Quarterly Report entitled “Risk Factors” and the following:

•	our ability to advance our current or potential future product candidates into the clinic;

•	results of preclinical studies for our current or potential future product candidates, or those of our competitors or potential future collaborators;

•	the impact of macroeconomic conditions;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;

•	our ability to successfully construct and operate our planned cGMP and cGTP facility;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory authorities with respect to our future products, clinical trials, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company, or SPAC;

•	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which it is raised;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of shares of our common stock;

•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of shares of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, public health crises and other calamities; and

•	general economic, industry and market conditions.
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
We are also a “smaller reporting company” as defined int he Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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
As of the date of this Quarterly Report on Form 10-Q, the market price of our common stock is below $10.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 5,060,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 4,878,972 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.004 per share, and 871,028 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 5,750,000 shares of our common stock could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On August 1, 2023, the closing price of our common stock as reported on the Nasdaq Global Market was $0.93 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $4.5 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.8 million.
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
Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures similar to the response to the COVID-19 pandemic and may experience delays in their regulatory activities.
We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our current operations are located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our headquarters, or the manufacturing facilities of our third-party contract manufacturers, may have a material adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics, such as the COVID-19 outbreak could further disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our headquarters or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1†*	Amendment No. 2 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated May 12, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 11th day of August, 2023.

Date: August 11, 2023	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer & President

	By:	/s/ Deborah Knobelman, Ph.D.
		Name:	Deborah Knobelman, Ph.D.
		Title:	Chief Financial Officer and Head of Corporate Development