Form 10-Q
period 2023-09-30
Senti Biosciences, Inc.
filed 2023-11-14
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023 there were 44,545,186 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.

i

PART 1 - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$39,430	$57,621
Accounts receivable	138	626
GeneFab receivable - related party	18,482	—
Short-term investments	—	40,942
GeneFab prepaid expenses - related party	17,314	—
Prepaid expenses and other current assets	3,643	3,181
Current assets of discontinued operations	—	209
Total current assets	79,007	102,579
Restricted cash	6,398	3,366
GeneFab receivable - related party, net of current portion	1,056	—
Property and equipment, net	26,433	51,361
Operating lease right-of-use assets	17,018	18,418
GeneFab Economic Share - related party	1,677	—
Other long-term assets	177	283
Noncurrent assets of discontinued operations	—	4,785
Total assets	$131,766	$180,792
Liabilities and Stockholders’ Equity
Accounts payable	$1,991	$1,370
Finance lease liabilities - related party, current portion	96	—
Early exercise liability, current portion	135	135
Deferred revenue	—	799
GeneFab sublease deferred income - related party	1,047	—
Accrued expenses and other current liabilities	4,043	12,576
Operating lease liabilities	2,586	1,988
Current liabilities of discontinued operations	216	1,185
Total current liabilities	10,114	18,053
Finance lease liabilities - related party, net of current portion	25	—
Operating lease liabilities, net of current portion	34,606	35,103
Contingent earnout liability	20	227
GeneFab Option - related party	4,020	—
Early exercise liability, net of current portion	45	146
Total liabilities	48,830	53,529
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; zero shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 44,477,666 and 44,062,534 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	308,560	300,544
Accumulated other comprehensive income	—	1
Accumulated deficit	(225,628)	(173,286)
Total stockholders’ equity	82,936	127,263
Total liabilities and stockholders’ equity	$131,766	$180,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Contract revenue	$255	$1,516	$1,978	$3,477
Grant income	83	250	583	750
Total revenue	338	1,766	2,561	4,227

Operating expenses
Research and development (included related party cost of $1,186, $–, $1,186 and $–, respectively)	9,092	6,519	23,028	21,108
General and administrative	9,431	9,995	27,871	28,409
Impairment of property and equipment	25,691	—	25,691	—
Total operating expenses	44,214	16,514	76,590	49,517
Loss from operations	(43,876)	(14,748)	(74,029)	(45,290)

Other income (expense)
Interest income, net	583	542	2,438	573
Change in fair value of contingent earnout liability	—	(99)	207	8,779
Change in fair value of GeneFab Note Receivable - related party	287	—	287	—
Change in fair value of GeneFab Economic Share - related party	(123)	—	(123)	—
Change in fair value of GeneFab Option - related party	5,629	—	5,629	—
Gain on extinguishment of convertible notes	—	—	—	1,289
GeneFab sublease income - related party	899	—	899	—
Other income (expense)	(14)	2	(26)	(28)
Total other income (expense), net	7,261	445	9,311	10,613
Net loss from continuing operations	(36,615)	(14,303)	(64,718)	(34,677)

Net income (loss) from discontinued operations	21,692	(2,337)	12,376	(5,323)

Net loss	(14,923)	(16,640)	(52,342)	(40,000)

Other comprehensive loss
Unrealized loss on investments	—	—	(1)	—
Comprehensive loss	$(14,923)	$(16,640)	$(52,343)	$(40,000)

Net loss per share, basic and diluted
Net loss per share from continuing operations, basic and diluted	$(0.83)	$(0.33)	$(1.46)	$(1.73)
Net income (loss) per share from discontinued operations, basic and diluted	0.49	(0.05)	0.28	(0.26)
Net loss per share, basic and diluted	$(0.34)	$(0.38)	$(1.18)	$(1.99)
Weighted-average shares outstanding, basic and diluted	44,473,400	43,424,172	44,275,741	20,150,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	19,517,988	$171,833	2,972,409	$—	$3,619	$—	$(115,076)	$(111,457)
Exercise of common stock options	—	—	172,606	—	422	—	—	422
Vesting of early exercise of common stock options	—	—	143,524	—	375	—	—	375
Stock-based compensation expense	—	—	—	—	661	—	—	661
Net loss	—	—	—	—	—	—	(11,808)	(11,808)
Balance as of March 31, 2022	19,517,988	171,833	3,288,539	—	5,077	—	(126,884)	(121,807)
Conversion of redeemable convertible preferred stock into common stock in connection with the Reverse Recapitalization, net of transaction cost	(19,517,988)	(171,833)	19,517,988	2	171,833	—	—	171,835
Issuance of common stock upon Reverse Recapitalization, net of transaction costs	—	—	19,975,963	2	112,180	—	—	112,182
Contingent earnout liability recognized upon closing of the Reverse Recapitalization	—	—	—	—	(9,688)	—	—	(9,688)
Cancellation and exchange of convertible note in connection with PIPE financing	—	—	517,500	—	5,184	—	—	5,184
Gain recognized on fair value of embedded derivative on SPAC merger date	—	—	—	—	(1,289)	—	—	(1,289)
Exercise of common stock options	—	—	27,233	—	74	—	—	74
Vesting of early exercise of common stock options	—	—	41,047	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	9,225	—	—	9,225
Net loss	—	—	—	—	—	—	(11,552)	(11,552)
Balance as of June 30, 2022	—	—	43,368,270	4	292,698	—	(138,436)	154,266
Common Stock Purchase Agreement fee settled in common stock	—	—	100,000	—	196	—	—	196
Additional Reverse Recapitalization transaction costs	—	—	—	—	(223)	—	—	(223)
Vesting of early exercise of common stock options	—	—	170,647	—	454	—	—	454
Stock-based compensation expense	—	—	—	—	2,290	—	—	2,290
Net loss	—	—	—	—	—	—	(16,640)	(16,640)
Balance as of September 30, 2022	—	$—	43,638,917	$4	$295,415	$—	$(155,076)	$140,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	44,062,534	$4	$300,544	$1	$(173,286)	$127,263
Vesting of early exercise of common stock options	—	—	12,660	—	34	—	—	34
Stock-based compensation expense	—	—		—	3,763	—	—	3,763
Unrealized gain (loss) on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(18,722)	(18,722)
Balance as of March 31, 2023	—	—	44,075,194	4	304,341	3	(192,008)	112,340
Vesting of early exercise of common stock options	—	—	12,660	—	34	—	—	34
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	377,152	—	308	—	—	308
Stock-based compensation expense	—	—	—	—	3,434	—	—	3,434
Unrealized gain (loss) on investments	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(18,697)	(18,697)
Balance as of June 30, 2023	—	—	44,465,006	4	308,117	—	(210,705)	97,416
Vesting of early exercise of common stock options	—	—	12,660	—	34	—	—	34
Stock-based compensation expense			—	—	409	—	—	409
Net loss	—	—	—	—	—	—	(14,923)	(14,923)
Balance as of September 30, 2023	—	$—	44,477,666	$4	$308,560	$—	$(225,628)	$82,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(52,342)	$(40,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,569	948
Amortization of operating lease right-of-use assets	1,386	2,028
Accretion of discount on short-term investments	(1,069)	—
Gain on disposal of business	(21,862)	—
Gain on extinguishment of convertible notes	—	(1,289)
Change in fair value of contingent earnout liability	(207)	(8,779)
Change in fair value of GeneFab Note Receivable - related party	(287)	—
Change in fair value of GeneFab Economic Share - related party	123	—
Change in fair value of GeneFab Option - related party	(5,629)	—
Impairment of property and equipment	25,691	—
Stock-based compensation expense	7,606	12,176
Interest income accrued and not received	(21)	—
Issuance of common stock for Common Stock Purchase Agreement fee	—	196
Other non-cash charges	—	21
Changes in assets and liabilities:
Accounts receivable	509	(363)
GeneFab receivable - related party	(2,602)	—
GeneFab prepaid expenses - related party	1,586	—
Prepaid expenses and other assets	(141)	(1,837)
Accounts payable	465	93
GeneFab sublease deferred income - related party	747	—
Accrued expenses and other current liabilities	(1,195)	1,488
Deferred revenue	(799)	(1,733)
Operating lease liabilities	114	11,161
Net cash from operating activities	(45,358)	(25,890)
Cash flows from investing activities
Purchases of short-term investments	(17,990)	—
Maturities of short-term investments	60,000	—
Purchases of property and equipment	(12,034)	(32,841)
Net cash from investing activities	29,976	(32,841)
Cash flows from financing activities
Proceeds from Merger and related PIPE financing, net of transaction costs	—	111,979
Proceeds from issuance of common stock upon exercise of stock options	—	521
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	308	—
Proceeds from issuance of convertible notes	—	5,175
Principal finance lease payments	(85)	—
Net cash from financing activities	223	117,675

	Nine Months Ended September 30,
	2023	2022
Net decrease in cash and cash equivalents	(15,159)	58,944
Cash, cash equivalents, and restricted cash, beginning of period	60,987	59,291
Cash, cash equivalents, and restricted cash, end of period	$45,828	$118,235

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$39,430	$114,940
Restricted cash	6,398	3,295
Total cash, cash equivalents and restricted cash	$45,828	$118,235

Supplemental disclosures of noncash financing and investing items
Purchases of property and equipment in accounts payable and accrued expenses	$3	$7,360
Refer to Note 3, GeneFab Transaction for details of non-cash items
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
On August 7, 2023, the Company completed a transaction with GeneFab, LLC (“GeneFab”), a new independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. As part of that transaction, the Company disposed of its non-oncology business and in-house manufacturing services and subleased its manufacturing facility to GeneFab.
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company has raised aggregate gross proceeds of $299.5 million from the Merger and PIPE Financing, the issuance of shares of its common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and government grants.
At September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $225.6 million and $173.3 million, respectively. The Company’s net losses were $52.3 million and $40.0 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations including impairment of property and equipment. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of September 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and short-term investments of $39.4 million and $98.6 million, respectively. As of November 13, 2023, the issuance date of the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, there is uncertainty about whether the Company’s combined cash, cash equivalents, and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the issuance date of these financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.
The transaction with GeneFab provided the Company with additional capital in the form of a note receivable

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and rights to future manufacturing and research activities and reduced longer-term operating expenses. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
The Company’s continued existence is dependent upon management’s ability to raise capital and develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital, which included the framework agreement with GeneFab, and there can be no assurance that the Company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the meeting of ongoing liquidity needs.
NASDAQ Bid Price Compliance Notice
On August 7, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that, for the last 30 consecutive trading days, the closing bid price of the Company’s common stock had closed below the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Global Market. The Company has been provided an initial compliance period of 180 calendar days, or until February 5, 2024, to regain compliance with the minimum bid price requirement.
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
The Company determined that the assets sold to GeneFab met the criteria for presentation as a discontinued operation. As a result, the Company has retrospectively restated its condensed consolidated balance sheet at December 31, 2022 and condensed consolidated statements of operations for the three and nine months ended September 30, 2022 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. The Company has chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3. GeneFab Transaction. Unless otherwise specified, the disclosures in these condensed consolidated financial statements refer to continuing operations only.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of contingent earnout, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, the valuation of the GeneFab Note Receivable, the valuation of convertible notes, the valuation of common and redeemable convertible preferred stock, standalone selling price (“SSP”), the discount rate used to discount future cash flows for the impairment of long-lived assets, and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. The December 31, 2022 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 22, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. Other than the policies included below, there have been no material changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2022.
Fair Value Option
The Company elected to account for the deferred consideration (GeneFab Note Receivable) and contingent consideration receivable (GeneFab Economic Share) from the GeneFab transaction under the fair value option in ASC 825, Financial Instruments. Accordingly, these instruments were recognized at their fair value at the closing of the transaction and are subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss until settlement. The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using the Company’s cost of borrowing. The fair value of the GeneFab Option was determined using an option pricing method. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
GeneFab Option
The option granted to GeneFab as part of the GeneFab transaction meets the definition of a derivative under ASC 815, Derivatives and Hedging, and does not meet the criteria for equity classification. The derivative liability is recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss until settlement. The fair value of the derivative liability was determined using a Black-Scholes option pricing model.
Recent Accounting Standards
The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement with GeneFab and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license, intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under the lease for the Alameda facility. The transaction will provide the Company with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Concurrently with the transaction, the Company and GeneFab entered into a development and manufacturing services agreement (the “services agreement”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. As part of this transaction, the Company entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on the closing of the transaction.
Under the terms of the transaction, the Company is entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was payable at closing and was netted against prepayment due to GeneFab for future manufacturing and research activities. The remaining $18.9 million will be paid to the Company in installments in 2024 and 2025 (the “Note Receivable”), subject to satisfaction of certain conditions. The Company elected to account for the Note Receivable under the fair value option and recorded the Note Receivable at its fair value of $16.6 million at the closing date of the transaction. The Note Receivable will be remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurement.
The Company is entitled to $18.9 million in future manufacturing and research activities to be rendered under the services agreement, which are recorded in GeneFab prepaid expenses on the condensed consolidated balance sheet. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
As part of the transaction, the Company subleased the facility in Alameda, California to GeneFab which will support the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. Refer to Note 6. Operating Leases for additional information on the sublease.
The Company agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation (the “non-oncology license”).
In connection with the transaction, Philip Lee, Ph.D., former Co-Founder and Chief Technology Officer of the Company, assumed the role of Chief Executive Officer of GeneFab. Additionally, GeneFab extended offers of employment to 45 of the Company's employees formerly employed in its research and development and manufacturing functions. All 45 employees accepted the offers of employment and are actively engaged in providing manufacturing and research activities to the Company.
GeneFab was granted an option to purchase up to 19,633,444 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a purchase price of $1.01867 (the “GeneFab Option”). The GeneFab Option is exercisable for a period of 36 months following the execution of the license agreement. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the Company’s outstanding shares of common stock as of the closing date of the transaction. The purchase of the remaining shares under the GeneFab Option require stockholder approval. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, the GeneFab Option was recorded as a liability at its fair value of $9.6 million at the closing date of the transaction and subsequently remeasured with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurement.
As additional consideration for the transaction, the Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option and recorded the GeneFab Economic Share at its fair value of $1.8 million at the date of the transaction. The GeneFab Economic Share will be remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurement.
Gain on the Disposal of Business

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As the assets and contractual rights transferred to GeneFab were determined to constitute a business as defined in ASC 805, Business Combinations, the Company accounted for the disposal by applying the derecognition guidance in ASC 810, Consolidation, which requires that a gain or loss be recognized for the difference between the carrying value of the assets sold and the fair value of the consideration received (or receivable).
The total fair value of the consideration was determined to be $37.3 million, including the GeneFab prepaid expenses of $18.9 million, the estimated fair value of the Note Receivable of $16.6 million and the estimated fair value of the GeneFab Economic Share of $1.8 million. Out of the total consideration, $9.6 million was allocated to the GeneFab Option, representing its estimated fair value as of the closing date.
In connection with the sale, the Company recognized a gain on disposal in the amount of $21.9 million in net income from discontinued operations during the three and nine months ended September 30, 2023, representing the excess of the fair value of the consideration (net of the portion allocated to the GeneFab Option) over the carrying value of the assets sold of $5.5 million. The gain on disposal was primarily related to the transfer of the non-oncology intellectual property to GeneFab which had no carrying value.
Discontinued Operations
In accordance with ASC 205, Presentation of Financial Statements (“ASC 205”), the Company determined that the sale of the non-oncology business, including the equipment and transfer of in-house manufacturing activities in the Alameda facility, to GeneFab represented a strategic shift that will have a major effect on the Company’s operations and financial results, thus meeting the criteria to be reported as discontinued operations. Discontinued operations include the cost and depreciation of equipment and related deposits or liabilities, manufacturing personnel-related costs including costs arising as a result of the disposal such as equity award modifications and severance, and the

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

gain from the disposal of the business. Refer to Note 9, Stock-Based Compensation, for further details of the award modifications.
The following table summarizes the major classes of assets and liabilities of the discontinued operations (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses and other current assets	$—	$209
Total current assets of discontinued operations	$—	$209

Property and equipment, net	$—	$4,775
Other long-term assets	—	10
Total non-current assets of discontinued operations	$—	$4,785
	—	—
Accounts payable	$—	$897
Accrued expenses and other current liabilities	216	288
Total current liabilities of discontinued operations	$216	$1,185
The following table summarizes the condensed operating results of the discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,641	$1,537	$9,975	$3,796
General and administrative	(1,478)	800	(496)	1,527
Total operating expenses	163	2,337	9,479	5,323
Loss from discontinued operations	(163)	(2,337)	(9,479)	(5,323)
Other income (expense)	(6)	—	(6)	—
Gain on disposal of business	21,861	—	21,861	—
Net income (loss) from discontinued operations	$21,692	$(2,337)	$12,376	$(5,323)
General and administrative expenses were negative for the three and nine months ended September 30, 2023 due to the reversal of compensation expense for unvested awards that were cancelled due to the termination of employees subsequently hired by GeneFab. See Note 9. Stock-Based Compensation.
The following table summarizes the condensed cash flow information of the discontinued operations (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities (noncash adjustments to net income):
Depreciation	$185	$3
Stock-based compensation	(2,022)	586
Gain on disposal of business	(21,861)	—
Investing activities:
Purchases of property and equipment	(4,079)	(549)
Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued expenses	—	308

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Fair Value Measurements
The following tables summarize the estimated value of cash equivalents and restricted cash (in thousands):

	September 30, 2023
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Cash	$5,230	$—	$—	$5,230	$5,230	$—	$—
Level 1:
Money market funds	40,598	—	—	40,598	34,200	6,398	—
Subtotal	40,598	—	—	40,598	34,200	6,398	—
Total	$45,828	$—	$—	$45,828	$39,430	$6,398	$—

	December 31, 2022
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Level 1:
Money market funds	$45,412	$—	$—	$45,412	$42,046	$3,366	$—
Subtotal	45,412	—	—	45,412	42,046	3,366	—
Level 2:
U.S. Treasury securities	14,866	4	(3)	14,867	—	—	14,867
U.S. agency securities	5,938	—	—	5,938	3,983	—	1,955
Commercial Paper	28,122	—	—	28,122	5,994	—	22,128
Corporate debt securities	7,590	1	(1)	7,590	5,598	—	1,992
Subtotal	56,516	5	(4)	56,517	15,575	—	40,942
Total	$101,928	$5	$(4)	$101,929	$57,621	$3,366	$40,942
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability (in thousands):

Contingent Earnout Liability
Fair value as of December 31, 2022	$(227)
Change in fair value included in other income (expense)	207
Fair value as of September 30, 2023	$(20)
The fair value of the Contingent Earnout Liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Contingent Earnout Liability, the Company used a Monte Carlo simulation value model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. Refer to Note 7. Stockholders’ Equity (Deficit), for further details of the Contingent Earnout Liability.
GeneFab Note Receivable
The following table presents a summary of the changes in the fair value of the GeneFab Note Receivable (in thousands):

Note Receivable
Initial recognition as of August 7, 2023	$16,614
Change in fair value included in other income (expense)	287
Fair value as of September 30, 2023	$16,901
The fair value of the GeneFab Note Receivable is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The GeneFab Note Receivable is presented within GeneFab receivable on the condensed consolidated balance sheet.
The Company has elected to account for the GeneFab Note Receivable under the fair value option in ASC 825, Financial Instruments with changes in fair value reported as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using the Company’s cost of borrowing, which was estimated at 13.72% as of the initial recognition date, to 13.97% as of September 30, 2023 based on published CCC-rated corporate bond yields.
GeneFab Option
The following table presents a summary of the changes in the fair value of the GeneFab Option (in thousands):

GeneFab Option
Initial recognition as of August 7, 2023	$(9,649)
Change in fair value included in other income (expense)	5,629
Fair value as of September 30, 2023	$(4,020)
The fair value of the GeneFab Option is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The significant assumptions utilized in the valuation are described below:

	September 30,	August 7
	2023	2023
Current stock price	$0.41	$0.90
Expected volatility	105.7%	86.0%
Risk-free interest rate	4.80%	4.44%
Expected term (years)	3	3

GeneFab Economic Share
The following table presents a summary of the changes in the fair value of the GeneFab Economic Share (in thousands):

GeneFab Economic Share
Initial recognition as of August 7, 2023	$1,800
Change in fair value included in other income (expense)	(123)
Fair value as of September 30, 2023	$1,677
The fair value of the GeneFab Economic Share is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
The Company has elected to account for the GeneFab Economic Share under the fair value option in ASC 825, Financial Instruments with changes in fair value reported as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method.
The significant assumptions utilized in the valuation are described below:

	September 30,	August 7
	2023	2023
GeneFab equity value	$35,448	$37,314
Volatility	54%	54%
Risk free rate	4.65%	4.23%
Expected term	4.5	4.5

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses (including prepaid rent)	2,503	1,871
Deposits	652	1,209
Other	488	101
Total prepaid expenses and other current assets	$3,643	$3,181
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Leasehold improvements	$22,648	$1,869
Lab equipment	8,343	7,855
Furniture and fixtures	326	326
Computer equipment and software	362	374
Construction in progress	—	43,892
Property and equipment at cost	31,679	54,316
Less: accumulated depreciation	(5,246)	(2,955)
Property and equipment, net	$26,433	$51,361
Buildout of the current good manufacturing practice (cGMP) facility in Alameda was completed in June 2023 and the assets were placed in service.
As a result of the change in the manner in which the Company expects to recover the assets associated with the lease on the Alameda facility (refer to Note 3. GeneFab Transaction), the ROU asset and the related leasehold improvements became a separate asset group for the purposes of long-lived asset impairment assessment as of August 7, 2023. This asset group reassessment triggered a need to perform an impairment analysis. The Company concluded that the asset group was not recoverable, as the carrying value of the asset group was less than the sum of undiscounted net cash flows expected to be generated from the use of the asset group.
The Company tested the asset group for impairment and recognized an impairment loss in the amount of $25.7 million during the three and nine months ended September 30, 2023, representing the difference between the carrying value of the asset group of $54.6 million and its estimated fair value of $28.9 million, determined based on the discounted cash flows expected to be generated from the use of the asset group through the sublease. Further, the Company determined that the individual fair value of the ROU asset within the asset group exceeded its carrying value as of the impairment testing date. Accordingly, the Company allocated the entire impairment loss to the leasehold improvements associated with the Alameda lease. The adjusted carrying value of the leasehold improvements of $20.1 million will be amortized under the existing accounting policy under ASC 842, Leases on a straight-line basis over the remaining lease term.
Depreciation totaled $1.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued employee-related expenses	$2,596	$3,496
Accrued professional and service fees related to facility construction	—	7,342
Accrued professional and service fees other	1,425	1,709
Other accrued expenses	22	29
Total accrued expenses and other current liabilities	$4,043	$12,576
6. Operating Leases
Lessee Accounting
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The corporate headquarters lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provides for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, to be disbursed by the landlord no later than December 31, 2023. The Company was deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance was considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,323	$1,326	$3,952	$3,976
Short-term lease cost	8	20	64	50
Variable lease cost	272	184	894	537
Total lease cost	$1,603	$1,530	$4,910	$4,563

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$(2,449)	$9,225
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$13	$202
Weighted-average remaining lease term	7.6 years	8.2 years
Weighted-average discount rate	9.2%	9.1%
For the three months ended September 30, 2023 and 2022, the Company received no cash and $3.2 million, respectively, of $17.5 million tenant improvement allowance. For the nine months ended September 30, 2023 and 2022, the Company received $2.0 million and $11.3 million, respectively, of the $17.5 million tenant improvement allowance. Through September 30, 2023, the Company received $16.2 million of the tenant improvement allowance inception-to-date.
As of September 30, 2023 and 2022, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.
Maturities of the Company’s lease liabilities as of September 30, 2023, were as follows (in thousands):

2023, for the remainder of the year	$1,786
2024	7,254
2025	7,478
2026	7,712
2027	5,769
Thereafter	24,384
Total undiscounted lease payments	54,383
Less imputed interest	(15,880)
Tenant improvement allowance remaining	(1,311)
Total lease liabilities	$37,192
Lessor Accounting
In connection with the GeneFab transaction, on August 7, 2023, the Company entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in August 2032. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $44.1 million over the remaining term of the sublease agreement. Sublease income was $0.8 million for the three and nine months ended September 30, 2023. Variable sublease income was $0.1 million for the three and nine months ended September 30, 2023. The Company records sublease income in other income (expense) in the condensed consolidated statement
Maturities of the Company’s sublease payments from GeneFab as of September 30, 2023, were as follows (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2023, for the remainder of the year	$1,065
2024	4,345
2025	4,476
2026	4,610
2027	4,748
Thereafter	23,186
Total undiscounted sublease payments	$42,430

7. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company; although, no preferred stock is outstanding as of September 30, 2023 and December 31, 2022. Through September 30, 2023, no cash dividends have been declared or paid.
At September 30, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares of common stock, all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	September 30,	December 31,
	2023	2022
Common Stock Purchase Agreement	8,327,049	8,327,049
Common stock options issued and outstanding	11,916,927	9,875,675
Restricted Stock Units (RSUs) issued and outstanding	252,720	447,948
Common stock shares available for future issuance under equity plans	3,310,849	2,948,472
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	546,155	481,627
Contingent earnout common stock	2,000,000	2,000,000
GeneFab Option	19,633,444	—
Unvested early exercised common stock	67,520	105,500
Total	46,054,664	24,186,271
Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2023 and December 31, 2022.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company issued 300,000 common stock shares up until December 31, 2022 aggregating to net proceeds of $0.7 million, under the Purchase Agreement. There were no shares issued within nine months ended September 30, 2023.
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
The Contingent Earnout Liability was remeasured to fair value as of September 30, 2023, resulting in no change for the three months ended September 30, 2023, and a non-cash gain of $0.2 million for the nine months ended September 30, 2023, classified within change in fair value of contingent earnout liability in the condensed consolidated statements of operations and comprehensive loss.
Assumptions used in the valuation are described below:

	September 30,	December 31,
	2023	2022
Current stock price	$0.63	$1.41
Expected share price volatility	83.0%	85.0%
Risk-free interest rate	3.5%	4.3%
Estimated dividend yield	0.0%	0.0%
Expected term (years)	5.9	2.4

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Revenue
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
In December 2022, the Company amended the research collaboration and license agreement with Spark to allow for an increase in budget and a two-month extension of the research program. As there were no changes to performance obligations and the services to be provided are not distinct from those already transferred, the transaction was accounted for as a contract modification and a cumulative catch-up of $(0.7) million was recognized in December 2022.
In May 2023, the Company amended the research collaboration and license agreement with Spark to allow for an increase in budget and additional two-month extension of the research program. As there were no changes to

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

performance obligations and the services to be provided are not distinct from those already transferred, the transaction was accounted for as a contract modification with no cumulative catch-up necessary.
In July 2023, the Company completed the research collaboration with Spark and the remaining upfront payment was recognized.
As of September 30, 2023 and December 31, 2022, there was a total of zero and $0.8 million, respectively, remaining of the upfront payment to be recognized over the remaining period of the research program.
For the three months ended September 30, 2023 and 2022, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of $0.2 million and $0.7 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded revenue, which was previously included in the deferred revenue at the beginning of each period, of $0.8 million and $1.7 million, respectively. Contract asset balances related to unbilled revenue for our collaboration agreements were zero as of September 30, 2023 and 2022, and are presented within prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
In August 2023, the Company completed the research and development project which was the subject of the SBIR grant.
Entity-wide information
During the three months ended September 30, 2023, Customers A and B accounted for 75% and 25%, respectively, of revenue. During the three months ended September 30, 2022, Customers A and B accounted for 86% and 14%, respectively, of revenue. During the nine months ended September 30, 2023, Customers A and B accounted for 77% and 23%, respectively, of revenue. During the nine months ended September 30, 2022, Customers A and B accounted for 82% and 18%, respectively, of revenue.
All revenues were generated in the United States for the three and nine months ended September 30, 2023 and 2022.
9. Stock-Based Compensation
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of September 30, 2023, the total number of shares of common stock available for issuance under the 2022 Plan is 2,134,033.
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
As of September 30, 2023, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 1,176,816.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2023, the total number of shares of common stock available for issuance under the ESPP is 546,155.
Stock options
The following table summarizes the Company’s stock option activity and related information under all equity plans, excluding performance and market awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,191,426	$3.18	9.1	$6
Granted	2,850,196	$1.62
Forfeited	(542,863)	$3.60
Outstanding at September 30, 2023	6,498,759	$2.46	8.1	$—
Vested and exercisable at September 30, 2023	1,853,574	$3.13	7.6	$—
The weighted-average grant date fair values of stock options granted during the nine months ended September 30, 2023 and 2022 were $1.17 and $1.27, respectively. The aggregate intrinsic values of stock options exercised during the nine months ended September 30, 2023 and 2022 were none and $2.4 million, respectively.
As of September 30, 2023, the unrecognized stock-based compensation expense related to stock options was approximately $6.5 million, expected to be recognized over a weighted-average period of 2.4 years.
Early Exercise of Stock Options into Restricted Stock
For the nine months ended September 30, 2023 and 2022, the Company issued zero shares of common stock upon exercise of unvested stock options. As of September 30, 2023 and December 31, 2022, 67,520 and 105,500 shares were held by employees subject to repurchase at an aggregate price of $0.2 million and $0.3 million, respectively.
Performance Awards
In connection with the Merger, on December 19, 2021, Legacy Senti approved 8,400,892 performance award options to existing employees that vest contingent upon the satisfaction of both a four-year service condition and a performance condition tied to the consummation of the Merger. The awards and the associated recognition of stock-based compensation were contingent on the Merger being consummated. As of the approval date of the performance awards, Legacy Senti did not have sufficient common stock available for issuance. Upon the Merger, the Company increased the number of shares authorized and 6,796,074 awards were granted on June 8, 2022. Refer to Note 7, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,368,501	$9.92	9.0	$—
Forfeited	(266,081)	$9.92
Outstanding at September 30, 2023	5,102,420	$9.92	8.0	$—
Vested and exercisable at September 30, 2023	1,699,129	$9.92	8.0	$—

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no performance based options granted or exercised during the nine months ended September 30, 2023, and there were 6,796,074 performance based options granted and no performance based options exercised during the nine months ended September 30, 2022.
As of September 30, 2023, the unrecognized stock-based compensation expense related to performance based options was approximately $4.7 million, expected to be recognized over a weighted-average period of 1.7 years.
Market Awards
In connection with the Business Combination Agreement with DYNS, on December 19, 2021, Legacy Senti approved 605,451 market award options to its co-founder and Chief Executive Officer, Dr. Timothy Lu, that vest contingent upon the satisfaction of all three of the following conditions: a service condition, a performance condition tied to the consummation of the Merger, and market conditions. The market condition is achieved in four tranches, where 25% of the options will vest when the trading price of the Company’s stock is above various thresholds of price per share. The award and the associated recognition of stock-based compensation were contingent on the Merger being consummated. The estimated fair value of the market awards at the grant date was based on a Monte Carlo simulation valuation model. As of the approval date, Legacy Senti did not have sufficient common stock available for issuance to allow for exercise of the stock options. Upon the Merger, the Company increased the number of shares authorized and 315,748 awards were granted on June 8, 2022. Through September 30, 2023, these market awards did not meet the vesting thresholds. Refer to Note 7, Stockholders’ Equity (Deficit), for further details of the shares of common stock authorized.
The were no market based options granted or exercised during the nine months ended September 30, 2023, and there were 315,748 market based options granted and no market based options exercised during the nine months ended September 30, 2022.
As of September 30, 2023, the unrecognized stock-based compensation expense related to market based options was approximately $0.3 million, expected to be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity and related information under all equity plans:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	447,948	$2.50
Forfeited	(195,228)	$2.50
Outstanding at September 30, 2023	252,720	$2.50
As of September 30, 2023, the unrecognized stock-based compensation expense related to restricted stock units was approximately $0.3 million, expected to be recognized over a weighted-average period of 1.0 years.
Stock-Based Compensation Expense
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The fair value of restricted stock is based on the fair value of the Company’s common stock on the grant date.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The assumptions used to determine the grant date fair value of non-market based, stock options granted were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	5.9	6.5
Expected volatility	83%	79%
Risk-free interest rate	3.5%	3.0%
Dividend yield	—	—
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$2,153	$1,693	$8,474	$10,014
Research and development	334	397	1,154	1,576
Total stock-based compensation expense	$2,487	$2,090	$9,628	$11,590

In August 2023, in connection with the GeneFab transaction, the Board of Directors approved the modification of equity awards as part of termination of employment for the Company's employees transferred to GeneFab, including the Company’s Chief Technology Officer. The award modifications included the acceleration of certain non-vested stock options and the extension of the post-termination exercise period of certain vested stock options. The Company accounted for the award modifications under ASC 718, Compensation – Stock Compensation. During the three and nine months ended September 30, 2023, the Company recorded a one-time, noncash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested awards in the amount of $(2.0) million related to the equity awards modifications of the employees that were

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

extended offers of employment by GeneFab which was included in net income from discontinued operations in the condensed consolidated statement of operations.
Total stock-based compensation expense from discontinued operations was $(2.1) million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $(2.0) million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

10. Income Tax
No provision for income taxes was recorded for the three and nine months ended September 30, 2023 and 2022, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s cumulative losses generated to date.
11. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(36,615)	$(14,303)	$(64,718)	$(34,677)
Net income (loss) from discontinued operations	$21,692	$(2,337)	$12,376	$(5,323)
Net loss	$(14,923)	$(16,640)	$(52,342)	$(40,000)

Weighted-average shares used in computing net loss per share, basic and diluted	44,473,400	43,424,172	44,275,741	20,150,459

Net loss per share from continuing operations, basic and diluted	$(0.83)	$(0.33)	$(1.46)	$(1.73)
Net income (loss) per share from discontinued operations, basic and diluted	0.49	(0.05)	0.28	(0.26)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.38)	$(1.18)	$(1.99)
The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	11,916,927	8,757,118	11,916,927	8,757,118
Unvested early exercised options	67,520	118,160	67,520	118,160
Restricted stock units outstanding	252,720	0	252,720	0
Contingent earnout common stock	2,000,000	2,000,000	2,000,000	2,000,000
GeneFab Option	19,633,444	0	19,633,444	0
Total	33,870,611	10,875,278	33,870,611	10,875,278
Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which the Company is liable in future periods.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years. Refer to Note 6, Operating Leases, for further details of the leases.
In 2021, the Company entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to acquire an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products. Refer to Note 13, Related Parties, for details into the BlueRock agreement. In consideration for the option, the Company is responsible for up to $10.0 million in costs and expenses incurred over the three-year term.
As of September 30, 2023, purchase commitments related to sponsored research agreements amounted to approximately $0.6 million.
The Company has entered into license agreements under which it is obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Future milestone and royalty payments under these agreements are not considered contractual obligations since the payments under these agreements are contingent upon future events, such as the Company’s achievement of specified development, regulatory, and sales milestones, or generating product sales. As of September 30, 2023, the Company is unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
Following the Closing, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 7, Stockholders’ Equity (Deficit), for further details of the contingent earnout liability.
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
13. Related Parties
NEA
NEA held 4,429,725 shares of the Company’s common stock as of September 30, 2023 and December 31, 2022. NEA held one of the six seats on the Company’s Board of Directors as of September 30, 2023 and December 31, 2022.

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
Bayer held 5,878,488 shares, of the Company’s common stock as of September 30, 2023 and December 31, 2022. Bayer held one of the six seats on the Company’s Board of Directors as of September 30, 2023 and December 31, 2022. Bayer’s parent company is Bayer AG, which served as the lead investor in our Series B financing prior to the Merger through its Leaps by Bayer unit. Accordingly, Bayer is considered a related party.
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
GeneFab, LLC.
As a result of the transaction with GeneFab (refer to Note 3. GeneFab Transaction), whereby Philip Lee, Ph.D., the former Co-Founder and Chief Technology Officer of the Company, assumed the role of Chief Executive Officer of GeneFab, GeneFab is a related party. In connection with the disposal of the business, the Company received the GeneFab Note Receivable and the GeneFab Economic Share and provided GeneFab with the GeneFab Option. Refer to Note 4. Fair Value Measurement.
The Company also subleased its manufacturing facility in Alameda to GeneFab and recorded sublease income of $0.9 million including variable costs charged for the three and nine months ended September 30, 2023. As of September 30, 2023, the Company had $1.2 million of sublease rent and other charges due from GeneFab which are included in GeneFab receivable on the condensed consolidated balance sheet.
In connection with the services agreement entered into with GeneFab, the Company is entitled to $18.9 million for future services under the agreement, of which $17.3 million remained in GeneFab prepaid expenses as of September 30, 2023. Additionally, amounts due from GeneFab related to costs incurred by Senti on its behalf were $1.4 million as of September 30 2023 and were recorded in GeneFab receivable on the condensed consolidated balance sheet. The Company incurred $1.2 million of research and development expenses under the services agreement during the three and nine months ended September 30, 2023.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Subsequent Events
On November 6, 2023, the Company entered into a Collaboration and Option Agreement (the “Agreement”) with Celest Therapeutics (Shanghai) Co. Ltd., a limited company organized under the laws of the People’s Republic of China (“Celest”). Subject to the terms and conditions of the Agreement, the Company and Celest will enter into a collaboration under which Celest will lead a pilot trial of SENTI-301A in mainland China, with certain technical support from the Company. In addition, the Company agreed to grant an exclusive option to enter a license agreement with Celest to research, develop, manufacture and commercialize SENTI-301A in mainland China, Hong Kong, Macau, and Taiwan. Outside of these jurisdictions, the Company would retain its rights in SENTI-301A. Pursuant to the Agreement, and beginning with the exercise of the option and entering into a license agreement, the Company may become eligible to receive certain milestone payments, in an aggregate amount of $156 million, as well as certain tiered royalty payments. The Agreement contains representations, warranties and covenants of the Company and Celest that are customary for a transaction of this nature.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as Senti’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Overview
Senti is a preclinical biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies to fight challenging diseases. Senti’s mission is to create a new generation of smarter therapies that can outmaneuver complex diseases in ways previously not implemented by conventional medicines. To accomplish this mission, Senti has built a synthetic biology platform that it believes may enable it to program next-generation cell and gene therapies with what it refers to as “gene circuits.” These gene circuits, which Senti created from novel and proprietary combinations of genetic parts, are designed to reprogram cells with biological logic to sense inputs, compute decisions and respond to their respective cellular environments. Senti’s gene circuit platform technologies can be applied in a modality-agnostic manner, with applicability to natural killer (NK) cells, T cells, tumor-infiltrating lymphocytes (“TILs”), stem cells including Hematopoietic Stem Cells (“HSCs”), in vivo gene therapy and messenger ribonucleic acid (mRNA). All of Senti’s current product candidates are in preclinical development. Senti’s lead product candidates utilize allogeneic chimeric antigen receptor (“CAR”) NK cells outfitted with its gene circuit technologies in several oncology indications with currently high unmet needs. Senti remains on track for having the Investigational New Drug (IND) application for SENTI-202 cleared by the FDA in the fourth quarter of 2023..
We have incurred net losses of $14.9 million and $16.6 million for the three months ended September 30, 2023 and 2022, respectively and $52.3 million and $40.0 million for the nine months ended September 30, 2023 and

2022, respectively. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $39.4 million and $98.6 million, respectively, and an accumulated deficit of $225.6 million and $173.3 million, respectively. Net cash flows used in operating activities were $45.4 million and $25.9 million during the nine months ended September 30, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
Recent Developments
On August 7, 2023, we completed a transaction with GeneFab, LLC (“GeneFab”), a new independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. We sold, assigned and transferred rights, title and interest in certain of our assets and contractual rights, including all of our equipment at our facilities in Alameda and certain of our intellectual property related to the schematics for and design of the Alameda facility. We subleased our recently constructed 92,000 square foot current good manufacturing practice facility in Alameda, California to GeneFab which will support the clinical manufacturing of our CAR-NK programs, including SENTI-202. The transaction provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was payable at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining $18.9 million will be paid to us in installments in 2024 and 2025, subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
We also agreed to grant a license to GeneFab under certain of our intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation.
GeneFab was provided an option to purchase up to 19,633,444 shares (i.e. up to $20.0 million worth) of our common stock at an exercise price of $1.01867 (the “GeneFab Option”).The GeneFab Option is exercisable for a period of 36 months following the execution of the license agreement. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of our outstanding shares of common stock as of the closing date of the transaction.
As additional consideration for the transaction, we entered into a seller economic share agreement with GeneFab, pursuant to which we will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share.

As the assets and contractual rights transferred to GeneFab were determined to constitute a business as defined in ASC 805, Business Combinations, we accounted for the disposal by applying the derecognition guidance in ASC 810, Consolidations, which requires that a gain or loss be recognized for the difference between the carrying value of the assets sold and the fair value of the consideration received (or receivable). In connection with the sale, we recognized a gain on disposal in the amount of $21.9 million in net income from discontinued operations during the three and nine months ended September 30, 2023, representing the excess of the fair value of the consideration received and receivable (net of the portion allocated to the GeneFab Option) over the carrying value of the assets sold of $5.5 million. The gain on disposal was primarily related to the grant of the non-oncology license to GeneFab which had no carrying value.
In accordance with ASC 205, Presentation of Financial Statements, we determined that the disposal of the non-oncology business, including the equipment and transfer of in-house manufacturing services in the Alameda facility, represented a strategic shift that will have a major effect on our operations and financial results, thus meeting the criteria to be reported as discontinued operations. As a result, we have retrospectively restated our condensed consolidated balance sheet at December 31, 2022 and condensed consolidated statements of operations for the three and nine months ended September 30, 2022 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. We have chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3. GeneFab Transaction to our condensed consolidated financial statements. Unless otherwise specified, the results of operations refer to continuing operations only.
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
Operating Expenses
Our operating expenses consist of research and development expenses, general and administrative expenses, and impairment of property and equipment.
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
•the cost of consultants engaged in research and development related services and the cost to manufacture drug products for use in our preclinical studies and clinical trials;
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
Our direct external development program expenses reflect external costs attributable to our preclinical development candidates selected for further development as well as investigational new drug applications (“INDs”) and clinical development activities. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. We do not allocate internal research and development costs which include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline because these costs are deployed across multiple programs and our platform, and, as such, are not separately classified.
Our research and development expenses related to the assets sold to GeneFab are included in discontinued operations.
Research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$2,733	$1,787	$7,593	$6,583
External services and supplies	4,384	2,711	8,517	8,656
Office and facilities	1,702	1,810	6,108	5,333
Other	273	211	810	536
Total	$9,092	$6,519	$23,028	$21,108
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
Our general and administrative costs related to the assets sold to GeneFab are included in discontinued operations.
General and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$5,127	$5,424	$18,243	$20,195
External services and supplies	2,025	3,355	4,810	5,684
Office and facilities	829	374	1,547	1,011
Insurance	317	447	1,236	649
Other	139	174	453	460
Total	$8,437	$9,774	$26,289	$27,999
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

Impairment of Property and Equipment
Impairment of property and equipment relates to the impairment of our leasehold improvements for the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction.
Other Income (Expense)
Interest Income, net
Interest income, net consists of interest earned on our cash and cash equivalents, and short-term investments, if any, held during the year, net of interest expense.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of the contingent earnout liability that was accounted for as a liability as of the date of the Merger is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss.
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of GeneFab note receivable consists of the remeasurement to fair value of the deferred consideration due from GeneFab for which we have elected the fair value option.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $1.01867.
Gain on Extinguishment of Convertible Notes
Our convertible note was extinguished as part of the Merger and the change in fair value was recorded in earnings.
GeneFab sublease Income - related party
Other income (expense) is primarily comprised of income from our sublease with GeneFab.

Net Income (Loss) from Discontinued Operations
Net income (loss) from discontinued operations includes the results of our manufacturing and research activities related to the Alameda facility through the disposition date of August 7, 2023.
Net income (loss) from discontinued operations is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,641	$1,537	$9,975	$3,796
General and administrative	(1,478)	800	(496)	1,527
Total operating expenses	163	2,337	9,479	5,323
Loss from discontinued operations	(163)	(2,337)	(9,479)	(5,323)
Other income (expense)	(6)	—	(6)	—
Gain on disposal of business	21,861	—	21,861	—
Net income (loss) from discontinued operations	$21,692	$(2,337)	$12,376	$(5,323)

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenue
Contract revenue	$255	$1,516	$(1,261)
Grant income	83	250	(167)
Total revenue	338	1,766	(1,428)

Operating expenses
Research and development (included related party cost of $1,186 and $ -, respectively)	9,092	6,519	2,573
General and administrative	9,431	9,995	(564)
Impairment of property and equipment	25,691	—	25,691
Total operating expenses	44,214	16,514	27,700
Loss from operations	(43,876)	(14,748)	(29,128)

Other income (expense)
Interest income, net	583	542	41
Change in fair value of contingent earnout liability	—	(99)	99
Change in fair value of GeneFab Note Receivable - related party	287	—	287
Change in fair value of GeneFab Economic Share - related party	(123)	—	(123)
Change in fair value of GeneFab Option - related party	5,629	—	5,629
GeneFab sublease income - related party	899	—	899
Other income (expense)	(14)	2	(16)
Total other income (expense), net	7,261	445	6,816
Net loss from continuing operations	(36,615)	(14,303)	(22,312)

Net income (loss) from discontinued operations	21,692	(2,337)	24,029

Net loss	$(14,923)	$(16,640)	$1,717
Contract revenue. For the three months ended September 30, 2023 and 2022, we generated revenue from contracts and license agreements of $0.3 million and $1.5 million, respectively. The decrease of $1.3 million was primarily due to decline in services provided under the Spark collaboration agreement.
Grant income. For the three months ended September 30, 2023 and 2022, we generated revenue from grants of $0.1 million and $0.3 million, respectively, from the SBIR SENTI-202 grant funding.
Research and development expenses. Research and development expenses were $9.1 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.6 million was primarily due to an increase of $0.9 million in personnel-related expenses and an increase of $1.7 million in professional services cost.

General and administrative expenses. General and administrative expenses were $9.4 million and $10.0 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.6 million was primarily due to a decrease of $0.3 million in personnel-related expenses and a decrease of $1.3 million in professional services costs, offset by an increase of $0.8 million in depreciation and amortization costs as well as an increase of $0.5 million in facilities costs.
Impairment of property and equipment: Impairment of property and equipment was $25.7 million for the three months ended September 30, 2023 due to the impairment of our leasehold improvements related to the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction.
Interest income, net. Interest income was $0.6 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, due to higher average cash balances, as well as an increase in interest rates in the relevant periods.
Change in fair value of contingent earnout liability. For the three months ended September 30, 2023 and 2022, we recognized no gain and a gain of $0.1 million, respectively. The decrease of $0.1 million related to the decrease in the fair value of our common stock.
Change in fair value of GeneFab Note Receivable - related party. For the three months ended September 30, 2023, the change in fair value of GeneFab Note Receivable was a gain of $0.3 million primarily due to the change in the discount rate.
Change in fair value of GeneFab Economic Share - related party. For the three months ended September 30, 2023, the change in fair value of GeneFab Economic Share was a loss of $0.1 million primarily due to the change in the equity value of GeneFab.
Change in fair value of GeneFab Option - related party. For the three months ended September 30, 2023, the change in fair value of GeneFab Option was a gain of $5.6 million primarily due to the decrease in the fair value of our common stock, which is a significant input in the measurement of the GeneFab Option.
GeneFab sublease income - related party. For the three months ended September 30, 2023, sublease income was $0.9 million from the sublease to GeneFab for the Alameda facility.
Net income (loss) from discontinued operations. Net income from discontinued operations was $21.7 million for the three months ended September 30, 2023, compared to net loss from discontinued operations of $2.3 million for the three months ended September 30, 2022. The increase was primarily due to the gain of $21.9 million on the disposal of the assets sold to GeneFab and a decrease of $2.3 million in stock-based compensation mainly due to the modification of equity awards for terminated employees.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenue
Contract revenue	$1,978	$3,477	$(1,499)
Grant income	583	750	(167)
Total revenue	2,561	4,227	(1,666)

Operating expenses
Research and development (included related party cost of $1,186 and $ -, respectively)	23,028	21,108	1,920
General and administrative	27,871	28,409	(538)
Impairment of property and equipment	25,691	—	25,691
Total operating expenses	76,590	49,517	27,073
Loss from operations	(74,029)	(45,290)	(28,739)

Other income (expense)
Interest income, net	2,438	573	1,865
Change in fair value of contingent earnout liability	207	8,779	(8,572)
Change in fair value of GeneFab Note Receivable - related party	287	—	287
Change in fair value of GeneFab Economic Share - related party	(123)	—	(123)
Change in fair value of GeneFab Option - related party	5,629	—	5,629
Gain on extinguishment of convertible notes	—	1,289	(1,289)
GeneFab sublease income - related party	899	—	899
Other income (expense)	(26)	(28)	2
Total other income (expense), net	9,311	10,613	(1,302)
Net loss from continuing operations	(64,718)	(34,677)	(30,041)

Net income (loss) from discontinued operations	12,376	(5,323)	17,699

Net loss	$(52,342)	$(40,000)	$(12,342)
Contract revenue. For the nine months ended September 30, 2023 and 2022, we generated revenue from contracts and license agreements of $2.0 million and $3.5 million, respectively. The decrease of $1.5 million was primarily due to decline in services provided under the Spark collaboration agreement.
Grant income. For the nine months ended September 30, 2023 and 2022, we generated revenue from grants of $0.6 million and $0.8 million, respectively, from the SBIR SENTI-202 grant funding.
Research and development expenses. Research and development expenses were $23.0 million and $21.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $1.9 million was primarily due to an increase of $1.0 million in personnel-related expenses, an increase of $0.8 million in facility costs, and an increase of $0.3 million in other costs, partially offset by a decrease of $0.1 million in professional services costs.

General and administrative expenses. General and administrative expenses were $27.9 million and $28.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $0.5 million was primarily due to a decrease of $2.0 million in personnel-related expenses, a decrease of $0.9 million in professional services costs, offset by an increase of $0.6 million in insurance and an increase of $1.2 million in depreciation and amortization.
Impairment of Property and Equipment. Impairment of property and equipment of $25.7 million for the nine months ended September 30, 2023 was due to the impairment of leasehold improvements related to our Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction.
Interest Income, net. Interest income was $2.4 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, due to higher average cash balances, as well as an increase in interest rates in the relevant periods.
Change in fair value of contingent earnout liability. For the nine months ended September 30, 2023 and 2022, we recognized a non-cash gain of $0.2 million and $8.8 million, respectively. The decrease of $8.6 million related to the decrease in the fair value of our common stock.
Change in fair value of GeneFab Note Receivable. For the nine months ended September 30, 2023, the change in fair value of GeneFab Note Receivable was a gain of $0.3 million primarily due to a change in the discount rate.
Change in fair value of GeneFab Economic Share. For the nine months ended September 30, 2023, the change in fair value of GeneFab Economic Share was a loss of $0.1 million due to a change in the equity value of GeneFab.
Change in fair value of GeneFab Option. For the nine months ended September 30, 2023, the change in fair value of GeneFab Option was a gain of $5.6 million primarily due to the decrease in the fair value of our common stock, which is a significant input in the measurement of the GeneFab Option.
Gain on extinguishment of convertible notes. For the nine months ended September 30, 2022, we recognized a gain of $1.3 million upon extinguishment of convertible notes as part of the Merger.
GeneFab sublease income - related party. For the nine months ended September 30, 2022, sublease income was $0.9 million from the sublease to GeneFab for the Alameda facility.
Net income (loss) from discontinued operations. Net income from discontinued operations was $12.4 million for the nine months ended September 30, 2023, compared to net loss from discontinued operations of $5.3 million for the nine months ended September 30, 2022. The increase was primarily due to the gain of $21.9 million on the disposal of the assets sold to GeneFab, a decrease of $2.6 million in stock-based compensation due to the modification of equity awards for terminated employees, partially offset by an increase in research and development expenses of $6.2 million.
Liquidity and Capital Resources
Sources of Liquidity
From inception to September 30, 2023, we raised aggregate gross proceeds of $299.5 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and governmental grants.
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
Other than the issuance of the commitment shares of our common stock to Chardan we issued 300,000 shares of common stock up until September 30, 2023, for aggregate net proceeds of $0.7 million under the Purchase Agreement. There were no shares issued within the nine months ended September 30, 2023.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from continuing operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had $39.4 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $225.6 million.
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
The transaction with GeneFab, as described in “Recent Developments” above, provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was payable at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining consideration of $18.9 million will be received in installments during 2024 and 2025, subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
Cash Flows
The following table sets forth a summary of our cash flows from continuing and discontinued operations for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash from operating activities	$(45,358)	$(25,890)
Net cash from investing activities	29,976	(32,841)
Net cash from financing activities	223	117,675
Net change in cash and cash equivalents	$(15,159)	$58,944
Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities of $45.4 million was primarily due to our loss of $52.3 million with non-cash adjustments of $25.7 million for impairment of property and equipment, $21.9 million gain on disposal of business to GeneFab, $7.6 million for stock-based compensation expense, $5.6 million gain from change in fair value of the GeneFab Option, $4.0 million for depreciation and amortization of operating lease right-of-use-assets, $1.1 million for accretion of discount on short-term investments, $0.3 million gain for the change in fair value of the GeneFab receivable receivable, $0.2 million gain for the change in fair value of contingent earnout liability, and $0.1 million loss for the change in fair value of the GeneFab

Economic Share. Other material changes comprised of $0.8 million decrease in deferred revenue, offset by $0.1 million increase in operating lease liabilities.
For the nine months ended September 30, 2022, net cash used in operating activities of $25.9 million was primarily due to our net loss of $40.0 million with non-cash adjustments of $12.2 million for stock-based compensation expense, $8.8 million for the change in fair value of contingent earnout liability, $3.0 million for depreciation and amortization of operating lease right-of-use assets and $1.3 million for gain on extinguishment of convertible notes. Other material changes comprised of $11.2 million increase in operating lease liabilities, a $1.6 million increase in accounts payable and accrued expenses and other current liabilities, and a 0.4 million decrease in accounts receivable, offset by a $1.8 million increase in prepaid expenses and other assets and a $1.7 million decrease in deferred revenue.
Investing Activities
For the nine months ended September 30, 2023, net cash provided by investing activities of $30.0 million was due to $60.0 million cash received upon maturity of short-term investments offset by $18.0 million purchases of short-term investments and $12.0 million purchases of property and equipment.
For the nine months ended September 30, 2022, net cash used in investing activities of $32.8 million, was entirely due to purchases of property and equipment.
Financing Activities
For the nine months ended September 30, 2023, $0.2 million cash was provided by financing activities primarily due to $0.3 million proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP).
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
Contractual Obligations and Commitments
On June 3, 2021, we entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years. See Note 6. Operating Leases for details on our lease obligations.
During the year ended December 31, 2021, we entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which we granted BlueRock an option to execute an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products (See Part I, Item 1, Notes to Condensed Consolidated Financial Statements (Unaudited), Note 13. Related Parties for details into the BlueRock agreement). In consideration for the option, we are responsible for up to $10.0 million in research and development costs and expenses associated with the collaboration plan incurred over the three-year term.
We have also entered into license agreements under which we are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Milestone and royalty payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
We have entered into sponsored research agreements under which we are obligated to pay $0.3 million in 2023 and 2024, respectively.
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of our common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 7. Stockholders’ Equity (Deficit), for further details of the contingent earnout.
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
During the nine months ended September 30, 2023, there have not been any other significant changes to our critical accounting policies and estimates, except as noted below, from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance, to us.
Impairment of Long-Lived Assets
As a result of the change in the manner in which the Company expects to recover the assets associated with the lease on the Alameda facility to GeneFab, the ROU asset and the related leasehold improvements became a separate asset group for the purposes of long-lived asset impairment assessment. This asset group reassessment triggered a need to perform an impairment analysis. The Company tested the asset group for impairment and recognized an impairment loss in the amount of $25.7 million during the three and nine months ended September 30, 2023, representing the difference between the carrying value of the asset group of $54.6 million and its estimated fair value of $28.9 million, determined based on the discounted cash flows expected to be generated from the use of the asset group through the sublease. Further, the Company determined that the individual fair value of the ROU asset within the asset group exceeded its carrying value as of the impairment testing date. Accordingly, the Company allocated the entire impairment loss to the leasehold improvements associated with the Alameda lease.
GeneFab Note Receivable
We elected to account for the GeneFab Note Receivable from GeneFab under the fair value option in ASC 825, Financial Instruments (“ASC 825”). The GeneFab Note Receivable was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss until settlement. We estimated the fair value by discounting future payments under multiple probability-weighted scenarios using our cost of borrowing based on published CCC-rated corporate bond yields.
GeneFab Economic Share
We elected to account for the GeneFab Economic Share under the fair value option in ASC 825. The GeneFab Economic Share was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss until settlement. We estimated the fair value using the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. Significant assumptions used were the equity value of GeneFab, volatility, risk-free rate, expected term, and dividend yield.
GeneFab Option
The GeneFab Option meets the definition of a derivative under ASC 815, Derivatives and Hedging, and does not meet the criteria for equity classification. The derivative liability was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss until settlement. The fair value of the derivative liability was determined using a Black-Scholes option pricing model incorporating assumptions such as the fair value of our common stock, the risk-free rate, volatility, expected term and dividend yield.
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
•Our business, operations and clinical development plans and timelines could be adversely affected by the impact of global economic and political developments, including high inflation and capital market disruption, the war in Ukraine, the current armed conflict in Israel and the Gaza Strip, economic sanctions and economic slowdowns or recession, including any lingering impact from the COVID-19 pandemic, or by the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, contract research organizations (“CROs”), shippers and others.

Risks Related to Our Limited Operating History and Financial Condition
We are a preclinical stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
We are a preclinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $52.3 million and $40.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $225.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
We expect our net losses to increase substantially as we:

•	continue to advance our gene circuit platform technologies;

•	continue preclinical development of our current and future product candidates and initiate additional preclinical studies;

•	commence clinical trials of our current and future product candidates;

•	acquire and in-license technologies aligned with our gene circuit platform technologies;

•	seek regulatory approval of our current and future product candidates;

•	expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, and commercialization efforts;

•	continue to develop, maintain, expand, and defend our intellectual property portfolio; and

•	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
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
As of September 30, 2023, we had $39.4 million in cash, cash equivalents, and short-term investments. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

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
Pursuant to an option under the transaction with GeneFab, GeneFab may choose to invest up to approximately $20 million to purchase up to 19,633,444 shares of our common stock, subject to certain limitations, including stockholder approval in certain circumstances and compliance with applicable law, for a period of 36 months after the option agreement effective date and following execution of a license agreement. The exercise of the option by GeneFab could result in a significant increase in the number of outstanding shares of our common stock and substantially dilute the ownership interest of our existing stockholders. In addition, we have agreed to register for resale these shares purchased by GeneFab under their option, subject to certain restrictions. If GeneFab chooses to sell its shares in the Company, the price of our shares could fluctuate based on the market price of the common stock during the period in which such sales occur. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. As of September 30, 2023, we had two letters of credit held with SVB in an aggregate amount of $3.3 million related to our facility lease. Due to the receivership of SVB, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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

•	greater-than-anticipated clinical trial costs;

•	poor potency or effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory authority inspection and review of a clinical trial or manufacturing site;

•	delays as a result of a pandemic or other public health emergency, or events associated with a pandemic or other health emergency;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	delays and changes in regulatory requirements, policies and guidelines; or

•	the FDA or other regulatory authorities interpreting our data differently than we do.
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
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for SENTI-202, SENTI-404, or any other product candidate, it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. For example, if the NOT GATE gene circuit, engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely impacting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely impact our business and financial condition and impair our ability to generate revenues.
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
From time to time, we consider strategic transactions, such as collaborations, regional partnerships for the co-development and/or co-commercialization of our product candidates in selected territories, acquisitions of companies, asset purchases, joint ventures, out- or in-licensing of product candidates or technologies and partnerships involving our gene circuit platform technology. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies, contract development manufacturing organizations or hospitals. On November 6, we announced that we had entered a strategic collaboration with Celest Therapeutics (Shanghai) Co. Ltd (“Celest”) for the clinical development of SENTI-301 to treat solid tumors in China. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, or if we fail to realize a benefit from the collaboration with Celest or from a transaction with a different organization, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our gene circuit platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
Initial manufacturing efforts under our agreements with GeneFab will focus on our lead programs, SENTI-202 and SENTI-401.We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational or GeneFab is otherwise unable to meet our supply requirements for our preclinical studies and planned clinical trials. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
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
If we receive regulatory approval for any product candidate and we are unable, for any reason, to have sufficient quantities of the product produced, or if we are unable to obtain or maintain third-party manufacturing arrangements on commercially reasonable terms, we may not be able to commercialize the product candidate successfully. Failure to execute on our manufacturing requirements and comply with cGMP and cGTP could adversely affect our business in a number of ways, including:

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
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We currently expect to rely exclusively on GeneFab to produce required quantities of SENTI-202. We, GeneFab, or any future manufacturing partners, may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe GeneFab will be able to sufficiently scale to produce commercial quantities, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines. In addition, GeneFab has never operated a cGMP facility before. Difficulties may be encountered in operating the facility or meeting the requirements of the FDA or other regulatory authorities that we have not anticipated. If GeneFab cannot successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing, clinical trials and commercialization of that product candidate may be delayed or infeasible and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

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
As GeneFab continues to develop and scale the manufacturing process for our product candidates, we expect that there will be a need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. These rights may not be able to be obtained with respect to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical testing, the change may require us to perform comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.
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

Risks Related to Our Business and Operations
If the market opportunities for our current and potential future product candidates, including SENTI-202 and SENTI-401, are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.
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
In January 2023, we announced a pipeline re-prioritization plan to streamline our internal research and development efforts, and focus our internal resources on SENTI-202 and SENTI-401, and, with potential partners, to develop gene circuits for other programs. We may not realize the potential benefits, savings, cash runway extensions or improvements in our cost structure from our re-prioritization efforts due to unexpected difficulties, delays, or costs. Further, we may not be able to enter into partnerships for programs that we do not intend to develop internally on acceptable terms or within the timeframes that we expect, or we may not realize the anticipated benefits of those partnerships we do secure, and we may be forced to dedicate additional time and resources to the maintenance of these programs or to our efforts to enter new or additional partnerships. If we are unable to realize anticipated cost savings from the reorganization, our operating results and financial condition may be adversely affected. Furthermore, implementing changes to our corporate strategy may be disruptive to our operations. For example, we may engage in workforce reductions that could yield unexpected consequences, such as turnover beyond planned reductions or increased difficulty in our day-to-day operations. Any workforce reductions could harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully executing key technical and scientific initiatives.
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

•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (including the lingering impact of the COVID-19 pandemic), boycotts, curtailment of trade and other business restrictions;

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
Our business, operations and clinical development plans and timelines could be adversely affected by global economic and political developments, including high inflation and capital market disruption, the war in Ukraine, the current armed conflict in Israel and the Gaza Strip, economic sanctions and economic slowdowns or recessions, including any lingering impact from the COVID-19 pandemic, or the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, CROs, shippers and others.
Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic, such as the COVID-19 pandemic, could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by the war in Ukraine and the armed conflict in Israel and the Gaza Strip, and the possibility of a wider European and/or Middle-East or global conflict. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Also, the global COVID-19 pandemic and government measures taken in response have also had a significant impact on businesses and commerce worldwide. In connection with COVID-19, we implemented work-from-home policies for most employees. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, our ability to conduct our business in the ordinary course.
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
In addition, our preclinical studies and future clinical trials may be affected by global health emergencies. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward addressing pandemic concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to illness during a global health emergency or experience additional restrictions by their institutions, city or state, our preclinical studies and future clinical trial operations could be adversely impacted.
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
In addition, the agreements under which we currently license intellectual property or technology from the NCI and other third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and in-licensed patents or applications and any patent rights we may own or in-license in the future. The USPTO and various non-U.S. patent offices require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our in-licensed intellectual property. In many cases, an inadvertent lapse, including due to the effect of a global health emergency such as the COVID-19 pandemic on us, our patent counsel or other applicable patent maintenance vendors, can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical product candidates or platforms, which could have a material adverse effect on our business prospects and financial condition.
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
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. See section titled “Business - Government Regulation – Healthcare Reform” in the Annual Report on Form 10-K for the year ended December 31, 2022.

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
In the U.S., state laws also govern the privacy and security of personal information and states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and certain uses of sensitive data, and receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined and includes any of our current or future employees who may be California residents) and provide such residents ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. It will also create a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. As we expand our operations and trials (both preclinical and clinical), the CCPA may increase our compliance costs and potential liability. Beyond the CCPA, broad and comprehensive privacy and data protection legislation has been passed in another twelve states. In addition, certain states have passed privacy laws focused on particular types of data. For example, the state of Washington has enacted a law that protects the privacy of health and medical information not subject to HIPAA and a small number of states have laws that apply specifically to biometric information. Furthermore, other U.S. states, such as New York, Massachusetts, and Utah, have enacted stringent data security laws, and numerous other states have proposed similar privacy laws. In the event that we are subject to or affected by HIPAA, the GDPR, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
As of the date of this Quarterly Report on Form 10-Q, the market price of our common stock is below $10.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 5,060,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 4,878,972 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.004 per share, and 871,028 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 5,750,000 shares of our common stock could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On November 6, 2023, the closing price of our common stock as reported on the Nasdaq Global Market was $0.29 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $1.4 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.3 million.
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
On August 7, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive trading days, the closing bid price of our common stock was below the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Global Market, i.e., the minimum closing bid price requirement. We have been provided an initial compliance period of 180 calendar days, or until February 5, 2024 to regain compliance with the minimum closing bid price requirement.
We intend to monitor the closing bid price of the Common Stock and may, if appropriate, consider taking actions to regain compliance with the minimum closing bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum closing bid price requirement or will otherwise be in compliance with other applicable Nasdaq listing rules.
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
General Risk Factors
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent those agencies from performing normal business functions on which operations of our business may rely, and/or prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations and fundraising may rely, including those that fund research and development activities and regulate our access to public markets, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical FDA employees and stop critical activities. Most recently, the U.S. government avoided a shutdown by passing a temporary stopgap funding measure in September 2023, which expires in November 2023. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submission, which could have a material adverse effect on our business.

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
Our current operations are located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, including any lingering effects from the global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our headquarters, or the manufacturing facilities of our third-party contract manufacturers, may have a material adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics, such as the COVID-19 outbreak could further disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our headquarters or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1†*	Framework Agreement by and between Senti Biosciences, Inc., GeneFab, LLC, and Velere Bio, Inc., dated August 7, 2023.
10.2†*	Seller Economic Share Agreement by and between Senti Biosciences, Inc., GeneGab, LLC, and Valere Bio, Inc., dated August 7, 2023.
10.3†*	Development and Manufacturing Services Agreement between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023.
10.4†*	Sublease Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023.
10.5†	Option Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023 (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

†	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is of the type that the registrant treats as private or confidential.
(1)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to our Form S-1 on Form S-3 filed on November 1, 2023 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of November, 2023.

Date: November 13, 2023	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer & President

	By:	/s/ Deborah Knobelman, Ph.D.
		Name:	Deborah Knobelman, Ph.D.
		Title:	Chief Financial Officer and Head of Corporate Development