Form 10-K
period 2023-12-31
Senti Biosciences, Inc.
filed 2024-03-21
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(650) 239-2030
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SNTI	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $23.5 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on that date).
As of March 18, 2024 there were 45,755,021 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the registrant’s fiscal year end of December 31, 2023 or an amendment on Form 10-K/A filed with the SEC within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

F-2

SENTI BIOSCIENCES, INC.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) and some of the information incorporated by reference, includes forward-looking statements regarding, among other things, the plans, strategies, and prospects, both business and financial, of Senti Biosciences, Inc. (“Senti” or the “Company”). These statements are based on the beliefs and assumptions of the management of Senti. Although Senti believes that their respective plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “might”, “will”, “should”, “seeks”, “plans”, “scheduled”, “possible”, “anticipates”, “intends”, “aims”, “works”, “focuses”, “aspires”, “strives” or “sets out” or similar expressions. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Forward-looking statements contained in this Annual Report include, for example, statements about:
•the accuracy of our estimates and projections of financial information, including expenses, capital requirements, cash utilization and runway, need for additional financing and market opportunities;
•our ability to maintain the listing of our common stock on Nasdaq, and the potential liquidity and trading of such securities;
•our ability to execute and realize potential benefits from our strategic plans, including our plan to focus internal resources on SENTI-202, to develop a product candidate for the SENTI-301A program through our partnership with Celest Therapeutics (Shanghai) Co. Ltd (“Celest Therapeutics”) in China, and to develop gene circuits for other programs, as announced in January 2024;
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
•our ability to file and obtain clearance for any additional investigational new drug application, or IND, for any other product candidates we may identify, and to initiate and successfully complete our planned Phase 1 clinical trial for SENTI-202 and any other product candidates;
•our ability to progress collaboration with Celest Therapeutics in China for a product candidate for the SENTI-301A program;
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
•expectations regarding our growth, strategy, progress and timing of our clinical trials, including the anticipated dosing of patients and availability of data, and the timing thereof;
•the extent, timing and financial aspects of the reduction in workforce and our strategic prioritization plans;
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
Overview
We are a clinical-stage biotechnology company developing next-generation cell and gene therapies engineered with our gene circuit platform technologies for patients living with incurable diseases. Our mission is to create a new generation of smarter medicines that outsmart complex diseases using novel and unprecedented approaches. To accomplish this mission, we have built a synthetic biology platform that we believe may enable us to program next-generation cell and gene therapies with gene circuits. These gene circuits, which we created from novel and proprietary combinations of DNA sequences, are designed to reprogram cells with biological logic to sense inputs, compute decisions and respond to their respective cellular environments. Using gene circuits, our product candidates are designed to precisely kill cancer cells, spare healthy cells, increase specificity to target cells and control the expression of drugs even after administration. We are applying our gene circuit technologies to develop a pipeline of medicines that use off-the-shelf chimeric antigen receptor natural killer (“CAR-NK”) cells with the goal of addressing major challenges and providing potentially lifesaving treatments for people living with cancer.
Our lead product candidates utilize off-the-shelf healthy adult donor derived NK cells to create CAR-NK cells outfitted with Gene Circuit technologies in several oncology indications with high unmet need. We expect to initiate clinical trials of two of our product candidates in 2024. Our lead product candidate SENTI-202, a potentially first-in-class Logic Gated off-the-shelf CAR-NK cell therapy for the treatment of acute myeloid leukemia (“AML”), received clearance of its Investigational New Drug application (“IND”) by the U.S. Food and Drug Administration (“FDA”) in December 2023, and we anticipate dosing the first patient with SENTI-202 in the second quarter of 2024. Our second clinical development program SENTI-301A, a multi-armed off-the-shelf healthy donor derived CAR-NK cell therapy, is expected to begin in the second quarter of 2024.
Our Pipeline
We are primarily focused on off-the-shelf CAR-NK cell therapy programs for oncology indications. Our lead product candidate, SENTI-202, is on track to begin dosing patients in a Phase 1 clinical trial for the treatment of hematological malignancies including AML in the second quarter of 2024. We also have three partnered programs: (i) our SENTI-301A pipeline program for the treatment of HCC is partnered in China with Celest Therapeutics, (ii) our partnered programs related to gene therapies for tissue-directed targets with Spark Therapeutics, Inc. (“Spark Therapeutics”) and (iii) our partnered programs related to cell therapies for regenerative medicines with BlueRock

Therapeutics, Inc. (“BlueRock Therapeutics”). Our most advanced programs, SENTI-202 and SENTI-301A, originate from our internal pipeline of off-the-shelf CAR-NK programs.

Our Strategy
Our goal is to maintain and build upon our leadership position in the cell and gene therapy landscape utilizing our proprietary gene circuit technology and synthetic biology expertise. We are pursuing this goal by leveraging our unique approach to programming gene circuits, which we believe may be broadly applicable toward engineering optimal efficacy, precision and control into cell or gene-based medicines, rapidly advancing our pipeline of off-the-shelf CAR-NK cell therapies for oncology indications and establishing strategic collaborations/partnerships to support our non-oncology programs and manufacturing.
We plan to develop and, if approved, commercialize allogeneic cell therapy products for the treatment of cancer. We believe achieving this goal will play a critical role in addressing major challenges in oncology and providing potentially lifesaving treatments for people living with cancer.
Key elements of our strategy include:
•Advance internal pipeline of off-the-shelf CAR-NK cell therapies for oncology indications through the clinical development of our lead product candidate, SENTI-202;
▪Advance the clinical development of the SENTI-301A program work through a strategic partnership with Celest Therapeutics;
•Leverage partnering to support non-oncology indications, including our ongoing partnerships with Spark Therapeutics to develop gene therapies for tissue-directed targets, and with BlueRock Therapeutics to develop cell therapies for regenerative medicines;
•Establish additional value-creating collaborations to access the full potential of our technology in additional modalities including T cells, tumor infiltrating lymphocytes (TILs), stem cells including induced Pluripotent Stem Cells (iPSCs) and Hematopoietic Stem Cells (HSCs), in vivo gene therapy such as adeno associated virus (AAV), and messenger ribonucleic acid (mRNA).
SENTI-202 for the Potential Treatment of Hematologic Malignancies including Acute Myeloid Leukemia
Overview
Our lead product candidate SENTI-202 is a potentially first-in-class Logic Gated off-the-shelf CAR-NK cell therapy designed to selectively target and eliminate CD33 and/or FLT3 expressing hematologic malignancies, including AML, while sparing healthy bone marrow cells. We are on track to begin clinical trials in the United States and Australia in 2024 with the first patient anticipated to be dosed in the second quarter of 2024.
SENTI-202 has been designed to incorporate three chimeric proteins using a Logic Gated gene circuit and delivered through a single retrovirus.
The first chimeric protein that we have engineered SENTI-202 to express is a bivalent CAR as an OR GATE directed against the tumor-associated antigens (“TAAs”), CD33 and/or FLT3, where one or both are expressed in 95% of AML patients. CD33 is typically found on bulk AML blasts and FLT3 is typically found on leukemic stem cells (“LSCs”). LSCs are a rare sub-population of AML cells that possess stem cell like properties of self-renewal and drug resistance, contributing to relapse and poor prognosis after treatment. We believe that targeting FLT3 in addition to CD33 could result in deeper and more prolonged remissions.
In order to protect the healthy cells that express FLT3, the second chimeric protein we have engineered SENTI-202 to include is an inhibitory CAR (“iCAR”), which we refer to as a NOT Gate, to protect the healthy cells from potential on-target/off-tumor toxicity. The iCAR is designed to recognize the healthy cell surface protein endomucin (EMCN). EMCN was chosen as the protective antigen using a multi-step unbiased bioinformatics pipeline designed to identify a cell surface antigen specifically expressed on healthy HSCs but absent on AML tumor cells including both blasts and LSCs. EMCN is expressed on healthy cells, specifically HSCs (and early progenitors) which we believe will confer protection from an activating CAR (“aCAR”)-mediated cytotoxicity on EMCN-expressing cells, even if those cells express CD33 and/or FLT3, thus expected to impart selectivity to SENTI-202 anti-cancer cytotoxicity.
The final protein in the SENTI-202 Gene Circuit is a calibrated release interleukin-15 (“crIL15”), an engineered protein technology that is designed with a protease cleavage site to be able to express and release cytokines from the cell in a calibrated fashion via a protease ubiquitously expressed by the cell. We believe that crIL15 stimulates surrounding immune cells and promotes CAR-NK cell expansion, persistence, and tumor killing activity. The SENTI-202 gene circuit design was systematically optimized through evaluation of over 500 constructs by initially optimizing each component separately and then together.
The following figure illustrates the design of SENTI-202 Logic Gating gene circuits to kill AML LSCs and blasts, while sparing healthy HSCs via (CD33 OR FLT3) NOT EMCN logic.

Acute Myeloid Leukemia (AML): an Unmet Medical Need
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
Patients with CD33 and/or FLT3 expressing malignancies, which includes myeloid malignancies such as AML, have a grim prognosis and a high unmet need. AML is typically a disease of the elderly with a median age of diagnosis being approximately 65 years. The treatment at diagnosis for the majority of patients who cannot tolerate the toxicities of intensive chemotherapy includes either hypomethylating agents or low-dose cytosine arabinoside (“Ara-C”, also known as cytarabine), as monotherapy or in combination with venetoclax, or best supportive care. In patients who can tolerate more intensive treatments, the goal of treatment is to induce a complete remission (“CR”) with intensive chemotherapy and consolidate with allogeneic hematopoietic cell transplantation (“HCT”). Treatment is combined with the respective targeted agents in patients who have CD33‑positive disease or a FLT3‑mutated disease (Mylotarg USPI; Rydapt USPI; Xospata USPI). Other therapies for AML include targeted agents for the minority of patients with either isocitrate dehydrogenase (IDH)-1 or IDH-2 mutated disease. Despite these therapies being recently approved for patients with AML, the prognosis continues to be poor with the majority of patients refractory to or relapsing from front-line therapy and a median overall survival (OS) of 5 months at relapse.
Development of targeted AML treatments is difficult because the disease is highly heterogeneous. More than 200 types of chromosome translocations and mutations have been identified in AML patients. Therapies targeting a single TAA are therefore often insufficient to kill all the cancer cell subsets in AML, leading to eventual disease relapse. To drive patients into deeper remissions and prevent relapses, therapies designed to target multiple AML antigens are needed. Additionally, recent studies suggest relapse is associated with the less targeted AML subpopulation of LSCs. Thus, the development of therapies targeting AML LSCs is sorely needed, but this has been challenging because LSC targets are often expressed on healthy cells, such as HSCs, leading to on-target, off-tumor treatment-induced toxicities.
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
SENTI-202 Preclinical Data
In preclinical studies, as shown below, in comparison to non-engineered NK cells, SENTI-202 CAR-NK cells exhibited increased and more consistent cell killing across a variety of primary patient AML or MDS blasts, or AML leukemia stem cells in vitro.

Similarly, in a luciferase tagged MV4-11 AML xenogenic tumor model in immunocompromised mice, decreased bioluminescence indicating decrease in AML tumor burden, and increased survival were observed when the mice were treated with a single dose of SENTI-202 compared to non-engineered NK cells or vehicle control.

AML cell line or healthy primary HSCs were co-cultured with either a CAR-NK cell that only expressed the aCAR (i.e. CD33 and/or FLT3 CAR) or SENTI-202 (i.e., with the aCAR and the EMCN-recognizing iCAR). Preclinical data also demonstrated identical killing activity of the leukemia cells with both CAR-NKs and significant selective protection of healthy HSC when exposed to SENTI-202 demonstrating in vitro protection of healthy cells from our proprietary EMCN targeting NOT gate.

In preclinical studies, 1:1:1 ratio of effector cells were injected with model leukemia cells that expressed CD33 and FLT3 target antigens, and model “healthy” cells that expressed CD33, FLT3 and the protective EMCN antigen. The three effector cells used in this experiment were either non-engineered NK cells, CAR-NK cells with just the CD33 and/or FLT3 aCAR, and SENTI-202. Results demonstrated that in the SENTI-202 group, leukemia cells were selectively killed while the model “healthy” cells were spared after greater than 3 weeks in vivo. In the other two groups, there was non-selective killing of both the leukemia and the “healthy” cells.

Development Plan and Key Next Steps for SENTI-202
In December 2023, our IND application for evaluation of SENTI-202 in patients with hematologic malignancies was cleared by the FDA, and we expect to start dosing patients in a Phase 1 clinical trial in the second quarter of 2024.
Our Phase 1 clinical trial aims to evaluate SENTI-202 in patients with relapsed/refractory CD33 and/or FLT3 positive hematologic malignancies including AML. Key features of the study design that are intended to increase the potential for deep, durable remissions for AML patients include:
•Disease-specific lymphodepletion (“LD”): We plan to administer three doses of SENTI-202 following a disease-specific LD regimen known as fludarabine (flu) and cytarabine (ara-C), or flu/ara-C. The use of flu/ara-C is an NCCN Category 2a chemotherapy regimen for patients with relapse-refractory AML. In large Phase 3 randomized trials, where flu/ara-C with or without idarubicin, another chemotherapeutic agent approved for AML, has been administered as control arm chemotherapy, the regimen was well tolerated with mild non-hematologic toxicities, most commonly mucositis, and true CR rates of ~10% (cumulative CR rates including CR with incomplete bone marrow recovery of ~ 20%) have been reported. Flu/ara-C LD conditioning followed by multiple doses of NK cell therapies have been well-tolerated, with CR rates in the range of 50-60%. Further, preclinical data reveals that pre-treatment with ara-C increases CD33 and FLT3 expression of a CD33/FLT3-negative AML cell line (e.g., KG-1a), leading to enhanced SENTI-202-mediated cytotoxicity in vitro, which could contribute to potential clinical synergistic anti-AML activity along with the additive debulking of AML blasts prior to administering SENTI-202 to potentially achieve deep responses.
•
72h Ara-C Treatment Significantly Upregulated CD33 and FLT3 Expression in KG-1a Cells

**p < 0.01, *** p < 0.001

Ara-C Pre-Treated KG-1a Cells Sensitized to SENTI-202-Mediated Cytotoxicity

*** p < 0.001, **** p < 0.0001

•Multi-dose and multi-cycle administration: The starting dose of SENTI-202, as approved by the FDA in our IND, will be 1 billion CAR-NK cells. The Phase 1 study will evaluate three doses of 1 billion CAR-NK cells, each dose administered a week apart, after LD, followed by bone marrow assessment at the end of the 4th week (and these 4 weeks make up one cycle). At the end of a cycle, we will evaluate both efficacy and safety. Patients may be eligible to receive additional such cycles based on both tumor response and tolerability of treatment. The study will evaluate both 1 billion and 1.5 billion CAR-NK cell doses and evaluate efficacy and pharmacodynamic markers in addition to standard Phase 1 objectives of safety, pharmacokinetics and dose finding.
•Adaptive design and seamless transition to pivotal: The Phase 1 study design also includes the ability to evaluate an ultra-low dose IL2 cohort, which could further augment SENTI-202 activity and persistence. The study is designed to seamlessly expand and rapidly transition to a pivotal study assuming the data supports the expansion.

SENTI-301A for the Potential Treatment of HCC and Other Solid Tumors
Overview
Our product program SENTI-301A is a multi-armed off-the-shelf healthy donor derived CAR-NK cell therapy designed for the treatment of advanced GPC3 positive tumors. In partnership with Celest Therapeutics, a product candidate for the SENTI-301A program is in clinical development in China in patients with hepatocellular carcinoma (“HCC”). We anticipate that Celest Therapeutics will begin dosing patients with product candidate SENTI-301A in the second quarter of 2024. This program requires engineering NK cells with a CAR to target GPC3, which is highly expressed in 70% to 90% of HCCs and has low or no expression on normal adult tissues. SENTI-301A is armed with our proprietary crIL-15 gene circuit, intended to simultaneously stimulate surrounding immune cells and promote NK cell expansion, persistence, and tumor killing. The cell source for SENTI-301A is peripheral blood NK cells.
The following figure illustrates the design of SENTI-301A.

Hepatocellular Carcinoma: an Unmet Medical Need
HCC accounts for approximately 90% of primary liver cancers and represents a large unmet medical need due to the lack of effective treatment options. Globally, it is the sixth most diagnosed cancer, and the fourth leading cause of cancer deaths. In the United States, the rate of death from liver cancer increased by 43% from 7.2 to 10.3 deaths per 100,000 people between 2000 and 2016. Frequently, HCC develops in patients with liver disease such as chronic hepatitis B or C virus, alcoholic liver disease or non-alcoholic steatohepatitis. In China, where we have partnered with Celest Therapeutics, there were approximately 400,000 new cases of HCC in 2020, accounting for approximately 65% of worldwide liver cancer diagnoses.
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
GPC3 is a TAA expressed in approximately 70% to 90% of human HCCs and in 29-54% of other solid tumors (including lung, ovarian, and thyroid), but not expressed in healthy liver tissue or other human organs after birth. GPC3 has previously been clinically evaluated as a therapeutic target for immunotherapy in HCC. GPC3 is also a histologic and serum clinical marker for HCC and its expression has been associated with poor prognosis. Functionally, GPC3 is associated with the control of cell division and growth regulation. We engineered GPC3 CAR constructs to redirect NK-mediated cytotoxicity against advanced HCC using a GPC3 binder that associates to the membrane proximal region of the GPC3 protein.
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
Development Plan and Key Next Steps for SENTI-301A
In November 2023, we announced our strategic collaboration with Celest Therapeutics for the clinical development of product candidate SENTI-301A to treat solid tumors in China.
Through this collaboration, Celest Therapeutics will lead clinical development, operations, and manufacturing for the advancement of product candidate SENTI-301A with technical support from Senti. Celest Therapeutics plans to enroll patients initially through a pilot trial in mainland China and expects to enroll the first patient in the second quarter of 2024. Celest Therapeutics and Senti have the option to expand clinical development of SENTI-301A to Hong Kong, Macau and Taiwan. We retain all commercialization rights outside of mainland China, Hong Kong, Macau, and Taiwan for SENTI-301A.
The pilot study aims to evaluate the product candidate SENTI-301A in patients with GPC3 positive advanced HCC in China. Key features of the study design include:

•Lymphodepletion (LD) before product administration: Celest Therapeutics plans to administer 3 doses of product candidate SENTI-301A following fludarabine/cyclophosphamide lymphodepletion which has been widely used to support the expansion of NK cells in prior clinical trials.
•Multi-dose and multi-cycle administration: The starting dose of product candidate SENTI-301A will be 1 billion CAR NK cells. The pilot study will evaluate three doses of 1 billion CAR-NK cells each. Each individual dose will be administered one week after LD. After treatment, at the end of the fourth week, tumor response assessment will be performed utilizing imaging and biomarkers. At the end of a cycle, Celest Therapeutics will evaluate both efficacy and safety. Patients may be eligible to receive additional cycles based on both tumor response and tolerability of treatment. The study will evaluate 2 dose levels of cells and evaluate efficacy and pharmacodynamic markers in addition to standard Phase 1 objectives of safety, pharmacokinetics and dose finding.

Our CAR-NK Cell Source
Our preferred cell source for SENTI-202 and SENTI-301A, our off-the-shelf CAR-NK cell product programs, is peripheral blood NK cells because it allows us to immediately leverage an established supply chain, a mature GMP process, and extensive clinical experience to develop our next generation CAR-NK cell therapies as described below.
Natural killer (“NK”) cells are an integral part of the innate immune system and comprise 5 to 20% of circulating lymphocytes. They play a key immune surveillance role by recognizing and killing malignantly or virally transformed cells by directed release of lytic granules or by inducing death receptor-mediated apoptosis. Unlike T cells, NK cells possess intrinsic or endogenous anti-cancer activity without engineering or specific antigen priming. NK cells sample potential target cells on a cell-by-cell basis to recognize transformed cells based on the balance of activating and inhibitory signals received by the NK cell from the individual target cell. Other key differences of NK cells compared to T cells, which we believe make NK cells attractive candidates as cellular backbones for novel anti-cancer therapies, include:
•Lack of explosive proliferation and outpouring of cytokines when exposed to target cells, have shown to result in an improved safety profile and to allow repeat dosing due to a general lack of chimeric antigen receptor

(“CAR”) T cell-like adverse events such as cytokine release syndrome (“CRS”) or immune effector cell-associated neurotoxicity syndrome (“ICANS”),
•Lack of a T cell receptor (“TCR”) in NK cells have shown to result in inability to initiate graft-versus-host disease (GvHD), enabling NK cells to be used in allogeneic therapies without need for additional genetic manipulation, and
•Allogeneic NK cells have shown to have a finite lifespan of approximately 2-3 weeks in patients when administered after LD due to clearance from host immune cell recovery, leading to decreased potential for long term side effects such as second primary malignancies.
Over 900 patients have safely received NK cell-based therapies since 2005. This includes over 800 patients across more than 30 single institution academic studies who received non-engineered allogeneic NK cell therapy, the majority from healthy adult donors, and nearly 100 patients who have received CAR NK cells via single and multi-center early phase trials.
NK cell products are generally well tolerated and show clinical efficacy as a stand-alone treatment, with 20-60% CR rate on average across a wide variety of oncological conditions, including in patients with AML. This clinical activity was enhanced under several different conditions: 1) when the NK cells had been engineered with CARs. 2) cultured with cytokines. 3) after ‘activation’ by co-culturing with K562 cell lines (themselves modified to express cytokines), 4) when NK cell doses increased, and 5) for AML patients when fludarabine/ara-C (flu/ara-C) LD was used as lymphodepleting conditioning. Key limitations of the clinical experience with NK cells in AML patients include limited persistence of the infused cells, short durability of the observed responses, and immune evasion of LSCs. Other challenges include manufacturing, with culturing and cryopreserving NK cells precluding higher or multiple doses.
We also believe that our proprietary donor selection process could confer us unique advantages. The process begins with healthy donors screened by our vendor(s) via their protocol(s) for various viruses and ability to undergo leukapheresis. Senti then performs a manufacturing suitability assessment of a research use only leukopak from the healthy donors selected by the vendor(s). The results are then utilized to specify which healthy donors we would like to request for clinical grade leukopaks to be used in our GMP manufacturing process.
Gene Circuits Could Enhance Precision, Control, and Activity of Cell & Gene Therapies
Our Gene Circuit Solutions
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
We believe that our core gene circuit platform technologies are the foundation of smarter medicines that are designed to precisely kill diseased cells, spare healthy cells, increase specificity to target cells and control the expression of drugs even after administration. These technologies can be categorized as follows:

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

NOT GATE: NOT GATE gene circuits are designed to widen the therapeutic window by enabling effective killing of cancer cells while preserving healthy cells. The NOT GATE functions by recognizing Protective Antigens (PAs), or antigens that are selectively expressed on healthy cells and not on cancer cells, thus limiting on-target, off-tumor killing. By protecting healthy cells, the NOT GATE has the potential to enable more effective on-target, on-tumor killing of tumor cells that express TAAs. Generally, existing cancer drugs target only a single antigen, which means they can only be effectively and safely used in situations where that antigen is uniquely expressed on tumors and not in healthy cells, or where the on- target, off-tumor effects are tolerable.

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

We Believe Our Gene Circuits May Have Broad Applicability in Multiple Treatment Modalities and Disease Areas
We believe that our gene circuit platform may have broad applicability across treatment modalities and disease areas, and is also potentially applicable toward engineering optimal efficacy, precision and control into cell or gene-based medicines.
Treatment Modalities: Our gene circuit platform technologies are designed to be applied in a modality-agnostic manner, with applicability to NK cells, T cells, TILs, stem cells including iPSCs and HSCs, in vivo gene therapy such as AAV, and mRNA. We have conducted research in multiple cell types and vector types, and the initial focus of our internal pipeline utilizes off-the-shelf CAR-NK cells outfitted with Gene Circuit technologies in oncology indications.
Disease Areas: Our gene circuits can be customized to address many aspects of disease biology. We have demonstrated and published applications of gene circuits across many different in vivo disease models. Thus, we believe that our gene circuit platform technologies can be used against a broad range of diseases that span therapeutic areas such as oncology, immunology, genetic diseases, neurology, cardiology, metabolic diseases, ophthalmology and regenerative medicine.
The following figure presents our perspective on how our gene circuit technologies can be utilized across modalities and corresponding therapeutic areas:

Portfolio Expansion Opportunities
We have developed a proprietary, versatile, and robust internal research engine to enable development and adaptation of our gene circuits to address broad set of new disease and therapeutic modality challenges:

We believe that our REVEALTM platform enables us to effectively explore innumerable application opportunities for gene circuits and efficiently optimize best-in-class solutions. Opportunities include, but are not limited to: (i) the application of the NOT GATE gene circuit toward new solid and/or liquid tumor CAR-NK or CAR-T cell therapies, (ii) the application of the Multi-Arming gene circuit to enhance and power new solid and/or liquid tumor CAR or TCR based cell therapies (iii) the development of promoters that are multi-fold stronger than current commonly used promoter benchmarks for various cell types, and (iv) cell-type and cell-state specific promoters for gene and cell therapies. We believe our platform can enable the development of multiple product candidates that harness the full breadth of our gene circuit platform beyond Logic Gating and Multi-Arming of CAR or TCR based cell therapies within oncology. Our additional discovery efforts are focused on a diverse set of cell and gene therapy applications outside of oncology. We have entered into collaborations with Spark Therapeutics (subsidiary of Roche Holding AG) for the design of Smart Sensors for disease- and tissue-specific gene therapy, and with Bluerock Therapeutics (subsidiary of Bayer AG) for the use of Smart Sensors and Regulator Dials for regenerative medicines.
Tumor-Associated Antigen and Protective Antigen Paired Discovery Platform
We have developed a proprietary TAA and PA paired discovery platform to select and validate NOT GATE antigen candidates, as shown in the figure below. We have built a generalizable bioinformatics pipeline that uses RNA transcriptomics data to discover and prioritize tumor and healthy tissue PAs. We identify TAAs that are highly expressed in cancer cells with minimal healthy tissue expression (antigen A in figure below). We then identify healthy tissue selective PAs (antigen E in figure below) that can protect those healthy tissues that express the TAAs (tissues 2 and 5 below). This process evaluates differences in PA gene expression in healthy versus tumor tissue. Leads are selected based on the co-expression of TAAs and PAs in healthy tissues, the localization of the PAs to the cell surface, PA topology (presence of extracellular domain) and PA-specific antibody availability. Prioritized TAA and PA pairs are further validated in primary cancer and primary healthy tissue samples. We leveraged this platform to identify PA targets for the SENTI-202 and other internal programs, thus demonstrating our ability to target both liquid and solid tumors. This approach allows us to potentially expand our NOT GATE approach to additional cancer indications in which existing single-target approaches, such as monoclonal antibodies, antibody-drug conjugates and single-target CAR cells, are inadequate due to a lack of specificity for cancer cells.

Manufacturing
In August 2023, we announced the sale of our manufacturing assets and a sublease of our 92,000 square foot manufacturing facility to a private equity group, Celadon Partners, who created a new independent contract manufacturing organization for cell and gene therapy, and synthetic biology biofoundry called GeneFab, LLC (“GeneFab”).
In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining consideration of $18.9 million will be received in installments during 2024 and 2025, subject to satisfaction of certain conditions. We also received $8 million in manufacturing services credit and subleased our 92,000 square foot good manufacturing practice (“cGMP”) facility in Alameda, CA to GeneFab.
The transaction has allowed us to focus on advancing our oncology programs into the clinic. GeneFab will conduct the clinical manufacturing of our CAR-NK pipeline in the United States, including SENTI-202, through a service contract.
Our Material Agreements
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
Research Collaboration and License Agreement with Spark Therapeutics, Inc.
In April 2021, we entered into a Research Collaboration and License Agreement, or the Spark Agreement, with Spark Therapeutics. Under the Spark Agreement, we engaged in a collaborative research program with Spark Therapeutics to design, build and test synthetic promoters that are intended to have each one of five sets of desired characteristics, or promoter profiles. Spark Therapeutics is obligated to reimburse us for our costs and expenses incurred in connection with the conduct of the research program. Upon completion of work under the research program for a particular promoter profile, Spark Therapeutics may select and designate, subject to a specified maximum, a certain number of synthetic promoters that are designed, built and tested or identified by us under the research program with respect to such promoter profiles as optioned promoters. On a promoter profile-by-promoter-profile basis, for each optioned promoters, Spark Therapeutics will have the right to obtain an exclusive, royalty-bearing, sublicensable, worldwide license under our intellectual property rights to develop, manufacture, commercialize and otherwise exploit, for the cure, treatment, palliation, prevention or diagnosis of specified indications, or a licensed field, in vivo gene therapy products incorporating such applicable optioned promoter with respect to such promoter profile and is directed towards specific cell types in the central nervous system, eye, or liver. Spark Therapeutics may exercise its option for any optioned promoter prior to the expiration of the applicable evaluation period.
After exercise of an option, Spark Therapeutics will be responsible for all development, manufacture, commercialization and exploitation in the licensed field, at its own cost and expense, of all in vivo gene therapy products containing an applicable licensed promoter, and we will retain the right to develop, manufacture, commercialize and exploit other products that incorporate the licensed promoters as well as in vivo gene therapy products that incorporate the licensed promoters for uses outside the licensed field. If Spark Therapeutics does not exercise an option for a particular promoter profile prior to the expiration of the evaluation period for such promoter profile, we will retain all rights to the synthetic promoters developed under the Spark Agreement without any further obligations to Spark Therapeutics for such promoter profile.
Pursuant to the Spark Agreement, we received an upfront payment from Spark Therapeutics of $3 million. If Spark Therapeutics exercises an option for a particular promoter profile, it will be required to pay us an option exercise fee in the low to mid-single digit millions. For each licensed promoter-containing in vivo gene therapy product, or licensed product, developed and commercialized by Spark Therapeutics or its affiliates or sublicensees, we are eligible to receive development, regulatory and commercialization milestone payments from Spark Therapeutics up to an aggregate dollar amount in the mid teens millions, and sales milestone payments from Spark Therapeutics up to an aggregate dollar amount in the low hundred millions. In total, we are potentially eligible to receive upfront, opt-in and milestone payments exceeding $645 million if Spark Therapeutics exercises its options for all five promoter profiles and Spark Therapeutics, its affiliates and its sublicensees successfully develop and commercialize five licensed products; we will be eligible to receive additional milestone payments if additional licensed products are developed and commercialized by Spark Therapeutics, its affiliates and its sublicensees. Further, Spark Therapeutics will be obligated to pay us royalties in the low-single digits percentage on net sales of each licensed product sold by Spark Therapeutics, its affiliates and its sublicensees, subject to specified reductions and offsets. Spark Therapeutics’s obligation to pay royalties to us will expire for each licensed product when certain licensed patents and regulatory exclusivities have expired in the country of sale and a minimum number of years has elapsed since the first commercial sale of such licensed product in such country. The Spark Agreement will expire at the end of the last evaluation period if Spark Therapeutics does not exercise any of its options. If Spark Therapeutics exercises at least one option, then the Spark Agreement will expire, on a licensed product-by- licensed product and country-by-country basis, upon the expiration of Spark Therapeutics’s royalty obligation for such licensed product in such country. Spark Therapeutics may terminate the Spark Agreement in its entirety, or on a promoter profile-by-promoter profile or licensed promoter-by-licensed promoter basis, following a specified notice period. Either party may terminate the Spark Agreement in its entirety or in part if the other party fails to cure its material breach of the Spark Agreement within a specified cure period, or immediately if the other party becomes bankrupt or insolvent. We may terminate the Spark Agreement if Spark Therapeutics or any of its affiliates commences any action challenging the validity or enforceability of the licensed patents, other than in certain specified circumstances, or if Spark Therapeutics’s sublicensee challenges our licensed patents, under certain specified circumstances.
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
National Cancer Institute (NCI) Contract to Support Development of SENTI-202 in Acute Myeloid Leukemia
In September 2021, we were awarded funding from the National Cancer Institute in the form of a Small Business Innovation Research (“SBIR”) contract to support further development of SENTI-202 for AML towards clinical development. The Direct to Phase II SBIR contract provided funding over two years from the NCI of the National Institutes of Health (“NIH”) and is titled: “Logic-Gated Chimeric Antigen Receptor- Natural Killer Cell Therapy for Acute Myeloid Leukemia.” The period of funding and performance under this SBIR contract ended on July 31, 2023 and we received notice from the NIH that this SBIR contract has been administratively closed on February 26, 2024. As a result of the award of this contract, the SENTI-202 program was funded in part with Federal funds from the National Cancer Institute, National Institutes of Health, Department of Health and Human Services, under Contract No. 75N91021C00026.
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

Framework Agreement with GeneFab, LLC
In August 2023, we completed a transaction with GeneFab, a contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. Under a framework agreement entered into by us and GeneFab, we sold, assigned and transferred rights, title and interest in certain of our assets and contractual rights, including all of our equipment at our facilities in Alameda and certain of our intellectual property related to the schematics for and design of the Alameda facility. We subleased our recently constructed 92,000 square foot current good manufacturing practice facility in Alameda, California to GeneFab which will support the clinical manufacturing of our CAR-NK programs, including SENTI-202. The transaction provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was payable at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab under a development and manufacturing services agreement that was separately entered into by us and GeneFab as part of the transaction. The remaining $18.9 million will be paid to us in installments in 2024 and 2025, subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
We also agreed to grant a license to GeneFab under certain of our intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement that is still under negotiation as of March 2024.
GeneFab was provided an option to purchase up to 19,633,444 shares (i.e. up to $20.0 million worth) of our common stock at an exercise price of $1.01867, or the GeneFab Option. The GeneFab Option is exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of our outstanding shares of common stock as of the closing date of the transaction.
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
Collaboration and Option Agreement with Celest Therapeutics, (Shanghai) Co. Ltd.
In November 2023, we entered into a Collaboration and Option Agreement, or the Celest Agreement, with Celest Therapeutics. Under the Celest Agreement, we agreed to collaborate with Celest Therapeutics for Celest Therapeutics to carry out an investigator-initiated trial (“IIT”) of the SENTI-301A program in mainland China with certain technical support from us. Celest Therapeutics will have an exclusive option to obtain an exclusive, royalty-bearing, license in mainland China, Hong Kong, Macau, and Taiwan under our intellectual property rights to research, develop, manufacture, commercialize and otherwise exploit an off-the-shelf CAR-NK cell therapy product candidate that consists of NK cells that have been engineered to express our CAR having an antigen binding portion that is directed to GPC3 and our crIL15, such product candidate the SN301A Product. Celest Therapeutics may exercise its option prior to the expiration of a certain time period, or the option exercise period. If Celest Therapeutics exercises its option during the option exercise period, the parties shall negotiate the terms of the license agreement, which will include and be consistent with pre-agreed financial terms, and Celest Therapeutics will be required to pay us an option exercise fee in the mid-single digit millions upon the execution of the license agreement. If the parties enter into a license agreement having terms consistent with the pre-agreed financial terms, we will be eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156.0 million, as well as certain tiered royalty payment.
During a certain time period, or the exclusivity period, we are prohibited from directly or indirectly, exploiting or enabling any third party to research, develop manufacture, commercialize or otherwise exploit in mainland China any off-the-shelf CAR-NK cell therapy having an antigen binding portion of the CAR directed to GPC. If Celest

Therapeutics does not exercise its option, then the exclusivity period will end on the expiration of the option period. If Celest Therapeutics exercises its option, then the exclusivity period will end upon the expiration of the applicable negotiation period for the license agreement or the mutual execution of the license agreement, whichever is earlier. If Celest Therapeutics exercises its option and the parties are unable to execute a mutually agreed license agreement during the negotiation period, then the option will automatically be deemed expired and we will have no further obligation to Celest Therapeutics under the Celest Agreement, except that for a certain time period following the expiration of the negotiation period, Celest Therapeutics will have certain rights if we receive a bona fide offer from a third party for such third party to obtain an exclusive license or similar exclusive rights under our technology to research, develop, manufacture, commercialize or otherwise exploit the SN301A Product in certain territories on certain terms and Celest Therapeutics will have certain rights if we enter into any arrangement with any third party pursuant to which we grant an exclusive license or similar exclusive right under technology to research ,develop, manufacture, commercialize or otherwise exploit the SN301A Product in certain territories on certain terms.
The Celest Agreement will expire upon the earliest of the expiration of the option exercise period, the expiration of the negotiation period of the license agreement, or on the date of execution of the license agreement. We may terminate the Celest Agreement if Celest Therapeutics does not proceed to certain IIT preparation stages or if there is a delay to meeting the target date for the IIT initiation and the parties are unable to agree to an extension target date. We may also terminate the Celest Agreement if Celest Therapeutics or any of its affiliates commences any action challenging the validity or enforceability of our patents, other than in certain specified circumstances. Either party may terminate the Celest Agreement if the other party fails to cure its material breach of the Celest Agreement within a specified cure period, or immediately if the other party becomes bankrupt or insolvent.
Competition
We are aware of other companies that are developing technologies that may compete with elements of our gene circuit platform technologies, including A2 Biotherapeutics, Inc., Arsenal Biosciences, Inc., Beam Therapeutics Inc., CRISPR Therapeutics AG, Encoded Therapeutics, Inc., ImmPACT Bio USA, Inc., Intellia Therapeutics, Inc., MeiraGTx Holdings plc, Obsidian Therapeutics, Inc. and Strand Therapeutics Inc. We are also aware of other companies that are focused on the application of engineered CAR-based immune cell therapies, including NK cells, to oncology, and such competitors include Allogene Therapeutics, Inc., Artiva Biotherapeutics, Inc., Atara Biotherapeutics, Inc., Bristol-Myers Squibb Company, Century Therapeutics, Inc., Caribou Biosciences, Inc., Cytovia Therapeutics, Inc., Fate Therapeutics, Inc., Gilead Sciences, Inc., Lyell Immunopharma, Inc., Nkarta, Inc., Sana Biotechnology, Inc., Shoreline Biosciences, Inc., Takeda Pharmaceutical Company and Vor Biopharma Inc. Some of these companies may have substantially greater financial and other resources than we have, such as larger research and development staff and well- established marketing and salesforces. Mergers and acquisitions in the biotechnology industry may result in even greater resource concentration among a smaller number of competitors. Smaller or early-stage companies may also prove to be significant competitors, either alone or through collaborative arrangements with large and established companies.
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
Intellectual Property
Intellectual property is critical to our differentiated technology. Our overall strategy is to own and control all intellectual property related to our gene circuits. We protect our proprietary technology and intellectual property rights through a combination of wholly-owned patent rights, licensed patent rights in particular fields of use, trademark rights, trade secrets and know-how, contractual provisions and confidentiality procedures. Our general strategy includes protecting our proprietary technology and intellectual property rights domestically and in certain key foreign markets. We continually grow and supplement our intellectual property portfolio with new filings and applications not only to strengthen the protection of proprietary technology and intellectual property rights, but also to protect and support the development and commercialization of current and future product candidates. In addition, we seek to protect our technological innovations and branding efforts by filing new patent and trademark applications at the appropriate time and in strategically relevant jurisdictions.
Our patent portfolio relates to our ongoing research and development activities and includes a combination of patents and pending patent applications licensed from third parties, pending patent applications jointly owned with third parties, and patent applications solely owned by us. The patents and pending patent applications in our portfolio can be categorized as relating to our gene circuit platform technologies, including Logic Gating gene circuits, Multi-Arming gene circuits, Regulator Dial gene circuits and Smart Sensor gene circuits; our product candidates, including SENTI-202 and SENTI-301A, as well as other possible pipeline product candidates; and alternative technologies, and our patents and patent application include claims directed to compositions, methods (including preparation, use, or treatment), processes, dosing and formulations. As of February 16, 2024, our in-licensed and owned patent portfolio consists of over 11 issued patents and 234 pending patent applications, of which we own or co-own 5 patents and 212 pending patent applications, and have licensed 6 patents and 22 pending patent applications.
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
We also utilize trademark rights to protect our brand and have filed trademark applications for the marks “SENTI,” “SENTI BIOSCIENCES,” “SENTI BIO,” and Senti’s “S” logo in the United States and in certain marks in foreign countries. As of February 16, 2024, we own two United States trademark registrations, four pending and/or allowed United States trademark applications, and five foreign trademark registrations. We have also registered multiple internet domain names to further supplement the protection of our brand.
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
In March 2022, the FDA released final guidance titled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.
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
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the active moiety. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

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
Healthcare Reform
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:
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
Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. In April 2014, the European Union adopted a Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the European Union. For example, a single application is now made through the Clinical Trials Information System, for clinical trial authorization in up to 30 European Economic Area (“EEA”) (comprised of the EU Member States plus Norway, Iceland and Liechtenstein) countries at the same time and with a single set of documentation.
To obtain regulatory approval of a medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union. In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorization:
•The centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”), and is valid throughout the entire territory of the EU. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a marketing authorization application under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•National marketing authorizations, which are issued by the competent authorities of the Member States of the European Union and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this national marketing authorization can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.
Under the above described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities or innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a biosimilar or generic marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a biosimilar or generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no biosimilar or generic product can be marketed in the EU until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Even if a product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, the European Commission grants an orphan designation in respect of a product if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity during which no marketing authorization may be granted in the EU for a “similar medicinal product” to the authorized orphan product for the same therapeutic indication (subject to limited exceptions outlined below). A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies submitted in compliance with an EMA-approved pediatric investigation plan. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:
•The second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•The marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or
•The marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
The aforementioned European Union rules are generally applicable in the EEA.
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.
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
European Data Collection
The collection and processing of personal data (including health data) in the European Economic Area, or EEA and the United Kingdom, or UK is governed by the EU General Data Protection Regulation, or EU GDPR (with regards to the EEA) and the UK General Data Protection Regulation, or UK GDPR (with respect to the UK), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018). The EU and UK data protection regimes are independent of each other but remain largely aligned. However, the UK Government has introduced a Data Protection and Digital Information Bill, or Data Reform Bill into the UK legislative process to reform the UK data protection legal framework.
In this Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR imposes numerous stringent requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of data subjects, providing detailed information to data subjects about how personal data is used, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal data, implementing limitations on the retention of personal data, providing mandatory data breach notification, implementing “privacy by design” requirements, and taking certain measures when engaging service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the EEA/UK that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs/UK IDTA for data transfers, transfer impact assessments are required to assess whether the recipient is subject to local laws which allow public authority access to personal data. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and the UK government has issued a similar decision, therefore, transfers of personal data between the EU to the UK remain unrestricted.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
Employees and Human Capital Resources
As of March 13, 2024, we had 48 employees, all of whom were full-time, consisting of clinical, research, operations, regulatory, finance and business development personnel. 13 of our employees hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Of our executive officers, sixty-seven percent (67%) are people of color and sixty-seven percent (67%) are women. With respect to our employees overall, approximately seventy-seven percent (77%) are people of color and approximately forty-six percent (46%) are women.
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
Facilities
We currently occupy approximately 40,000 square feet of office and research and development space in South San Francisco, CA under a lease that expires in April, 2027, with an option to extend for an additional eight years. We also subleased our 92,000 square feet of manufacturing space under a sublease agreement to GeneFab that was executed in August 2023. We believe that this space, collectively, is sufficient to meet our existing needs.
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
Corporate Information
We were incorporated under the laws of the State of Delaware on June 9, 2016. Our principal executive office is located at 2 Corporate Drive, First Floor, South San Francisco, California 94080, and our telephone number is (650) 382-3281. Our website address is www.sentibio.com. References to our website address to not constitute incorporation by reference of the information contained on the website, and the information on the website is not part of this document.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.sentibio.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is www.sec.gov.
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors are posted on our website, www.sentibio.com, under “Investors”.
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
•We are an early stage clinical biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
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
•We may not achieve the intended objectives of our strategic prioritization plans announced in January 2023 and January 2024.
•We received clearance of our Investigational New Drug application, or IND, for our first product candidate, SENTI-202, in December 2023, under our collaboration with Celest Therapeutics for the clinical development of our SENTI-301A program, we anticipate that Celest Therapeutics will begin dosing patients with a product candidate for our SENTI-301A program in the second quarter of 2024, and the rest of our current product candidates are in preclinical development and our product candidates have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their ability to receive regulatory approval or to attain commercial viability.
•There can be no assurance that we will achieve all of the anticipated benefits of the transaction with GeneFab LLC and we could face unanticipated challenges.
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
•We and our collaborators may not achieve projected discovery and development milestones and other anticipated key events in the time frames that we or they announce or otherwise anticipate, which could have an adverse impact on our ability to receive payments under our collaboration agreements, harm our business and cause our stock price to decline.

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

Risks Related to Our Limited Operating History and Financial Condition
We are an early stage clinical biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $71.1 million and $58.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 , we had an accumulated deficit of $244.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as we:

•	continue to advance our gene circuit platform technologies;

•	commence clinical trials of our current and future product candidates;

•	continue preclinical development of our current and future product candidates and initiate additional preclinical studies;

•	acquire and in-license technologies aligned with our gene circuit platform technologies;

•	seek regulatory approval of our current and future product candidates;

•	expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, and commercialization efforts;

•	continue to develop, maintain, expand, and defend our intellectual property portfolio; and

•	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
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
The development of biotechnology product candidates is capital-intensive. If any of our current or potential future product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, marketing and sales capabilities. We have used substantial funds to develop our gene circuit platform, SENTI-202, SENTI-301A, and other potential product candidates, and we will require significant funds to continue to develop our platform and conduct further research and development, including preclinical studies and clinical trials. In addition, we expect to incur significant additional costs associated with operating as a public company.
As of December 31, 2023, we had $35.9 million in cash, cash equivalents, and short-term investments. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development of our current and potential future product candidates;

•	the timing and progress of our development of our gene circuit platforms;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the terms of any current third-party manufacturing contract or biomanufacturing partnership or future manufacturing contract or biomanufacturing partnership we may enter into;

•	our ability to maintain our current licenses and collaborations, conduct our research and development programs and establish new strategic partnerships and collaborations;

•	the progress of the development efforts of our existing strategic partners and third parties with whom we may in the future enter into collaboration and research and development agreements;

•	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

•	supply chain disruptions, global political and market conditions, and inflationary pressures on our business;

•	the cost and timing of regulatory approvals; and

•	our efforts to enhance operational systems and to hire and retain personnel, including personnel to support development of our product candidates and to satisfy our obligations as a public company.
To date, we have primarily financed our operations through the sale of equity securities and the sale of assets related to our manufacturing operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, grants and other marketing and distribution arrangements. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we may not be able to continue as a going concern beyond twelve months from the issuance date of this Form 10-K. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In August 2023, we announced a transaction with GeneFab pursuant to which we transferred our in-house manufacturing operations and assets to GeneFab. In January 2024, we announced a strategic plan to focus our resource allocation to investment on clinical development of SENTI-202 and on partnership of our SENTI-301A program in China. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
Our streamlining of business operations, including workforce reduction and re-prioritization plan announced in January 2024, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In January 2024, we announced a reduction in workforce by approximately 37% in connection with streamlining our business operations to enable increased focus on SENTI-202 and to continue SENTI-301A program clinical development through a partnership in China. We have incurred certain one-time estimated severance and related costs as part of this resource allocation effort. We also cannot guarantee that we will not have to undertake additional workforce reductions or re-prioritization activities in the future. Further, we may not be able to enter into partnerships for programs that we do not intend to develop internally on acceptable terms or within the timeframes that we expect, or we may not realize the anticipated benefits of those partnerships we do secure, and we may be forced to dedicate additional time and resources to the maintenance of these programs or to our efforts to enter new or additional partnerships.Furthermore, our strategic streamlined business plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition. If employees who were not affected by the workforce reduction seek alternate employment, this could result in us seeking contract support resulting in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.
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
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in 1. lack of formalized risk assessment process, 2. lack of segregation of duties, and 3. ineffective process level control activities over (a) management review of journal entries, (b) account reconciliations and (c) non-routine, unusual or complex transactions.
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
Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2023, we had NOLs for U.S. federal and state income tax purposes of approximately $136.0 million and $71.6 million, respectively, a portion of which expire beginning in 2036 if not utilized. NOLs for U.S. federal tax reporting purposes of approximately $132.5 million have an indefinite life.
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
Pursuant to an option under the transaction with GeneFab, GeneFab may choose to invest up to approximately $20 million to purchase up to 19,633,444 shares of our common stock, subject to certain limitations, including stockholder approval in certain circumstances and compliance with applicable law. The option becomes exercisable by GeneFab upon the execution of the license agreement, no later than August 7, 2026. The exercise of the option by GeneFab could result in a significant increase in the number of outstanding shares of our common stock and substantially dilute the ownership interest of our existing stockholders. In addition, we have agreed to register for resale these shares purchased by GeneFab under their option, subject to certain restrictions. If GeneFab chooses to sell its shares in the Company, the price of our shares could fluctuate based on the market price of the common stock during the period in which such sales occur. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
It is not possible to predict the number of shares of our common stock, if any, that we may sell to Chardan Capital Markets LLC, or Chardan, under our common stock Purchase Agreement, or the Purchase Agreement, with Chardan, or the actual gross proceeds resulting from those sales, or the dilution to our stockholders from those sales.
On August 31, 2022, we entered into the Purchase Agreement with Chardan, pursuant to which Chardan may purchase from us up to $50.0 million in shares of our common stock (the “Total Commitment”), upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. To date, we have sold $1.2 million in shares of our common stock to Chardan. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Chardan at our discretion from time to time until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors.
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
As of the date of this Form 10-K, we have issued 1,400,000 shares of common stock to Chardan under the Purchase Agreement, including 100,000 shares issued to Chardan as consideration for its execution and delivery of the Purchase Agreement. The shares of common stock issuable under the Purchase Agreement may be sold by us to Chardan at our sole discretion, subject to the satisfaction of certain conditions in the Purchase Agreement, from time to time, until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors. The purchase price for shares of our common stock that we may sell to Chardan under the Purchase Agreement will fluctuate based on the trading price of shares of our common stock. Depending on market liquidity at the time, sales of shares of our common stock may cause the trading price of shares of our common stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Chardan. Additional sales of shares of our common stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all or some of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our common stock to Chardan, after Chardan has acquired shares of our common stock, Chardan may resell all, some or none of such shares of common stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our common stock. In addition, if we sell a substantial number of shares of our common stock to Chardan under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our common stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

We may use our cash resources, including proceeds from sales of our common stock made pursuant to the Purchase Agreement, in ways with which you may not agree or in ways which may not yield a significant return.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of December 31, 2023, we had one letter of credit held with JPMorgan Chase Bank in the amount of approximately $2.9 million and one letter of credit with Silicon Valley Bank, or SVB, in the amount of approximately $0.5 million related to our facility leases. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have or financial arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
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
Risks Related to the Development and Clinical Testing of Our Product Candidates
Our current product candidates are in early clinical or preclinical development and have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their commercial viability.
We have no products on the market or that have gained regulatory approval and we are just beginning the clinical development of our lead product candidate. None of our product candidates has ever been tested in humans. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with collaborators.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety, purity and potency, or efficacy of our product candidates in humans. There is no guarantee that the FDA will permit us to conduct clinical trials in accordance with our plans, or at all. Further, we cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, our clinical protocols or if the outcome of our preclinical studies will ultimately support the further development of our preclinical programs or testing in humans. As a result, we cannot be sure that we will be able to submit IND or similar applications for our proposed clinical programs on the timelines we expect, if at all, and we cannot be sure that our submission of additional INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials for our product candidates to begin.
Our current product candidates are in early clinical and preclinical development and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Although we received IND clearance for SENTI-202 from the FDA in December 2023 and we anticipate initiating a phase 1 clinical trials for SENTI-202 in the second quarter of 2024, there is no guarantee that we will be able to proceed with clinical development of SENTI-202 or any of our other product candidates or that any product candidate will demonstrate a clinical benefit once we advance these candidates to testing in patients. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by early clinical stage biotechnology companies such as ours.
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
None of our current product candidates have ever been tested in humans. We may ultimately discover that our current product candidates do not possess certain properties that we believe are helpful for therapeutic effectiveness and safety or would otherwise support the submission of an IND on the timelines we expect, or at all. We do not know if the observations we have made regarding our gene circuits generally and our product candidates in particular will translate into any clinical response when tested in humans. As an example, while the TAA CD33 has been clinically validated as a target for an approved antibody-drug conjugate therapy, it has not been clinically validated as a target for CAR-NK or CAR-T therapies, and may not prove to be a clinically sufficient target for the CAR-NK therapies we are developing. As a result of these uncertainties related to our gene circuit platform technologies and our product candidates, we may never succeed in developing a marketable product based on our current product candidates. If any of our current or potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our gene circuit platform technologies are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
We are seeking to identify and develop a broad pipeline of product candidates using our gene circuit platform technologies. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA approved therapeutics utilizing similar technologies as ours. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platform technologies is preliminary. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have not tested any of our current product candidates in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and efficacy of our product candidates. In addition, our gene circuit technologies may have potential safety risks.
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
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for SENTI-202, or any other product candidate, it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. For example, if the NOT GATE gene circuit, engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely impacting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely impact our business and financial condition and impair our ability to generate revenues.

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
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-301A, and other potential product candidates, we only received clearance of our IND for SENTI-202 in December 2023, and to date, we have not tested any of our product candidates in human. We cannot assure you that any of our existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.
Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.
Although a substantial amount of our efforts will focus on the planned clinical trials and potential approval of the current and potential future product candidates we are evaluating, an element of our long term strategy is to discover, develop, and globally commercialize additional targeted therapies beyond our current product candidates to treat various conditions and in a variety of therapeutic areas. Even if we identify investigational therapies that initially show promise, we may fail to successfully develop and commercialize such products for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential investigational therapies;

•	competitors may develop alternatives that render our investigational therapies obsolete;

•	investigational therapies we develop may be covered by third parties’ patents or other exclusive rights;

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

•	an investigational therapy may not be capable of being produced in clinical or commercial quantities at an acceptable cost, or at all; and

•	an approved product may not be accepted as safe and effective by patients, the medical community or third-party payors.
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
Even if regulatory approval is obtained for a product candidate, including SENTI-202, we may not generate or sustain revenue from sales of approved products. Market acceptance of our gene circuit platform technologies and our current and potential future product candidates, if approved, will depend on, among other factors:

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
While we believe our pipeline will yield multiple INDs, we may not be able to file additional INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We expect our pipeline to yield multiple INDs in addition to our IND for SENTI-202 that was cleared by the FDA in December 2023. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates, including SENTI-202, remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of any future INDs we may submit. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimates, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same study or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.
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
From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our own internally-developed programs or in our product candidate discovery programs with collaborators, as well as the submission and clearance of INDs and the commencement and completion of planned clinical trials in those programs. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ product candidate discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, the availability of resources for us and our collaborators to commence and conduct clinical development and manufacturing activities, and the numerous uncertainties inherent in the development of therapies. As a result, there can be no assurance that our or any future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected, and the price of our common stock could decline.
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
Risks Related to Our Reliance on Third Parties
There can be no assurance that we will achieve all of the anticipated benefits of the transaction with GeneFab and we could face unanticipated challenges.
We may not realize some or all of the anticipated benefits from the transaction with GeneFab and we may encounter post-closing risks. For example, the conditions for our receipt of the deferred consideration payable to us under the Framework Agreement, dated August 7, 2023, by and among us, GeneFab and Valere Bio, Inc. (“Valere”) may not be achieved on the timelines we anticipate, or at all, which could adversely affect our business, financial conditions, cash flow, and results of operations. In addition, the conditions for our receipt of proceeds under the Seller Economic Share Agreement, dated August 7, 2023, by and among us, GeneFab and Valere also may not be achieved. Furthermore, disagreements with GeneFab over these obligations could require or result in litigation or arbitration, which would be time-consuming and expensive. Any of these events could have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations.
Further, we may experience loss of institutional knowledge due to the transfer of a significant number of our employees to GeneFab, which could harm our business. Moreover, the transition to a new company may require significant time and resources from the employees of GeneFab, which may disrupt GeneFab’s business and distract its management from other responsibilities, which may then result in GeneFab’s failure to achieve anticipated manufacturing production, which could adversely affect our timelines for clinical trials of our product candidates to the extent they are manufactured by GeneFab and our financial and operating results.
We rely on third parties to conduct our preclinical studies, and plan to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily.
We expect to rely on third-party clinical investigators, CROs, testing laboratories, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs, testing laboratories, and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and contract manufacturing organizations and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
We depend on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with Spark Therapeutics, Inc., or Spark, BlueRock Therapeutics, Inc., or BlueRock, and Celest Therapeutics (Shanghai) Co. Ltd., or Celest, for the application of our gene circuit platform technology to the development and commercialization of potential product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and materially harm our results of operations.
Our business strategy for exploiting the potential of our gene circuit platform technology is dependent upon maintaining our current arrangements and establishing new arrangements with strategic partners, research collaborators and other third parties. We currently have collaboration agreements with Spark, BlueRock and Celest. These collaboration agreements provide for, as the case may be, among other things, research funding and significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our collaborators are typically responsible for, in the applicable territories and fields:

•	electing to advance product candidates through preclinical and/or into clinical development;

•	conducting clinical development and obtaining required regulatory approvals for product candidates; and

•	commercializing any resulting products.
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
In addition, the termination of our existing collaborations or any future strategic partnership or collaboration arrangement that we enter into may prevent us from receiving any milestone, royalty payment, sharing of profits, and other benefits under such agreement. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. Any of these events could have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations. Furthermore, pursuant to certain of our agreements, we are required to engage certain parties unless the parties determine that a party is unable to provide such services. If we license or otherwise grant rights to certain products developed by us to a third party, we may need to impose this obligation on a third party acquirer or strategic partner.
We may not be able to enter into additional strategic transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates and technologies, impact our cash position, increase our expenses and present significant distractions to our management.
From time to time, we consider strategic transactions, such as collaborations, regional partnerships for the co-development and/or co-commercialization of our product candidates in selected territories, acquisitions of companies, asset purchases, joint ventures, out- or in-licensing of product candidates or technologies and partnerships involving our gene circuit platform technology. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies, contract development manufacturing organizations or hospitals. On November 6, 2023, we announced that we had entered into a strategic collaboration with Celest for the clinical development of our SENTI-301A program to treat solid tumors in China. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, or if we fail to realize a benefit from the collaboration with Celest or from a transaction with a different organization, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our gene circuit platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
The process of manufacturing our current or future product candidates is complex, difficult, variable, and highly regulated, and it requires significant expertise. including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is also extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminants are discovered in our product candidates or the manufacturing facilities in which they are made, the facilities may need to be closed for an extended period of time to investigate and remedy the contamination. As a result of the complexities, the cost to manufacture biologics in general, and our cell-based product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce.
We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third party manufacturing organizations, or CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. Under our Development and Manufacturing Services Agreement with GeneFab, we are obligated to engage GeneFab for certain manufacturing services subject to GeneFab’s meeting of certain criteria. GeneFab and any other CMO may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources and the shift to a different CMO could be expensive. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations.
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
Supply of our product candidates for preclinical and clinical development may become limited or interrupted or may not be of satisfactory quantity or quality, and we may experience delays if GeneFab is unable to consistently and reliably manufacture any current and future products and we are required to rely on third-party back-up manufacturers.
Initial manufacturing efforts under our agreements with GeneFab will focus on our lead program, SENTI-202. GeneFab has never operated a cGMP facility before. GeneFab may not have the ability to consistently and reliably manufacture SENTI-202 in sufficient quality and quantity to support the planned clinical trials, which could negatively impact our overall development timelines. In addition, quality, reproducibility, stability, consistency issues may arise during manufacturing activities and may result in lower yields than initially expected. We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational or GeneFab is otherwise unable to meet our supply requirements for our preclinical studies and planned clinical trials. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
We do not currently produce our product candidates in quantities sufficient for preclinical and clinical development. We cannot be sure that the manufacturing processes employed by GeneFab or the technologies incorporated for manufacturing will result in viable or scalable yields of our product candidates that will be safe, effective, and meet market demand. GeneFab and any other third-party manufacturers we may contract with must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP and cGTP. We have no control over the ability of GeneFab or other third-party manufacturers we may contract with to maintain adequate control, quality assurance and qualified personnel required to meet our preclinical and clinical needs, if any. In the event that we or any third-party manufacturer fails to comply with such requirements or to perform obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to or enter into an agreement with another third party, which we may not be able to do on reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our current and future product candidates may be difficult or impossible to transfer to a third party and a feasible alternative may not exist. If we are required to change manufacturing facilities or manufacturers for any reason, we will be required to verify that the new facilities and procedures comply with quality standards and with all applicable regulations and guidelines. We may also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturing facility could negatively affect our ability to develop product candidates in a timely manner or within budget.
Furthermore, we rely on third parties to manufacture our product candidates and critical raw materials. These third parties may have limited experience working with companies similar to us, may not perform satisfactorily, and may not be able to meet the preclinical and clinical development timeline, resulting in delays. Our reliance on third-party manufacturers exposes us to potential risks, such as the following:
•we may be unable to contract with or maintain existing relationships with third-party manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited. Potential manufacturers of any product candidate that is approved will be subject to FDA compliance inspections and any new manufacturer would have to be qualified to produce our products;
•our third-party manufacturers might be unable to formulate and manufacture our product candidates and products in the volume and of the quality required to meet our clinical and commercial needs, if any; and
•our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials through completion or to successfully produce, store and distribute our commercial products, if approved.
Each of these risks could delay or have other adverse impacts on our clinical trials and the approval and commercialization of our product candidates, potentially resulting in higher costs, reduced revenues or both.
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
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We currently expect to rely exclusively on GeneFab to produce required quantities of SENTI-202. We, GeneFab, or any future manufacturing partners, may be unable to successfully scale-up the manufacturing process or to otherwise increase capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality, reproducibility, stability, consistency issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe GeneFab will be able to sufficiently scale to produce quantities of SENTI-202 and future product candidates required to advance our preclinical studies and clinical trials, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines.
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
As product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of ongoing, planned or future clinical trials conducted with the altered materials. We may also need to verify, such as through a manufacturing comparability study, that any changes to the manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.
Risks Related to Our Business and Operations
If the market opportunities for our current and potential future product candidates, including SENTI-202 and SENTI-301A, are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.
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

We face competition from companies that have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop platform technologies or product candidates more rapidly than we do, or if their platform technologies or product candidates are more effective, have fewer side effects, or less expensive our ability to develop and successfully commercialize product candidates may be adversely affected.
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
Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Timothy Lu, our Chief Executive Officer and President, Kanya Rajangam, our Head of Research and Development and Chief Medical Officer, and Deborah Knobelman, our Chief Financial Officer and Head of Corporate Development. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
To execute on our anticipated operating plans, we will need to continue to implement and improve our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity in managing a company with such anticipated growth, we may not be able to effectively expand our operations, manage any expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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

Our commercial relationships with entities outside of the United States and our potential future international operations may expose us to business, political, operational and financial risks associated with doing business outside of the United States.
Our business is subject to risks associated with conducting business internationally. Some of our future clinical trials may be conducted outside of the United States and we may enter into key supply arrangements or do other business with persons outside of the United States. For example, in November 2023, we entered into a strategic collaboration with Celest, a China-based biotechnology company, for the clinical development of a product candidate for our SENTI-301A product to treat solid tumors in China. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States, including China. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States, including China. Doing business internationally involves a number of risks, including but not limited to:

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

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation and insurance; and

•
regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries, including China among other countries.

In addition, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security.

The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown by may include supply chain disruptions or delays. Any of these factors could harm our ongoing international operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.
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
We depend on sophisticated information technology systems and data processing to operate our business. If we experience security or data privacy breaches, security incidents or compromises, or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, we may face costs, significant liabilities, harm to our brand and business disruption.
We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and potentially clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some of our anticipated future clinical data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs may be vulnerable to a cyber-attack (including supply chain cyber-attacks), malicious intrusion, breakdown, destruction, loss of data privacy, actions or inactions by our employees or contractors that expose security vulnerabilities, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents or compromises. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may be increased as a result of pandemics, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
There can be no assurance that we, our service providers, collaborators, consultants, contractors or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks, compromises, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate security breaches, incidents, compromises, or improper access to, use of, or inappropriate disclosure of any of this information or other confidential or sensitive information, including patients’ personal data, or the perception that any such failure has occurred, could result in claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research, delays to commercialization of our product candidates, lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cashflow. For example, the loss or alteration of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Additionally, applicable laws and regulations relating to privacy, data protection or cybersecurity, external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or any actual or alleged failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or other data protection obligations related to information security incidents, compromises, or security breaches.
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
Our business, operations and clinical development plans and timelines could be adversely affected by global economic and political developments, including high inflation and capital market disruption, the war in Ukraine, the armed conflict in Israel and the Gaza Strip, economic sanctions and economic slowdowns or recessions, including any lingering impact from the COVID-19 pandemic, or the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, CROs, shippers and others.
Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic, such as the COVID-19 pandemic, could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by the war in Ukraine and the armed conflict in Israel and the Gaza Strip, and the possibility of a wider European and/or Middle-East or global conflict. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Also, the global COVID-19 pandemic and government measures taken in response had a significant impact on businesses and commerce worldwide. In connection with COVID-19, we implemented work-from-home policies for most employees. In the event we are required to implement similar policies in connection with future global health emergencies, these policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, our ability to conduct our business in the ordinary course.
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

The global COVID-19 pandemic disrupted healthcare delivery and healthcare regulatory systems. Such disruptions could divert healthcare resources, or delay the review and approval by the FDA or other regulatory bodies, thereby causing delay for our clinical trials. During a global health crisis, certain manufacturing facilities and materials may be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. These and similar, and perhaps more severe, disruptions in our operations could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.
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
Rising inflation rates could negatively impact our business. If our costs increase, our net losses would increase, which may have a material adverse effect on our business.
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
The patent prosecution process is expensive, complex and time-consuming. Patent license negotiations also can be complex and protracted, with uncertain results. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner or in countries that could provide meaningful protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents, and, even if they do issue as patents, such patents may not cover our current or future technologies or product candidates in the United States or in other countries or provide sufficient protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. We do not have exclusive control over the preparation, filing and prosecution of patent applications under certain of our in-license agreements, and we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents, that we out-license to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Even if our owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.
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
Our licensed European patents and patent applications could be challenged in the Unified Patent Court, or UPC, for the European Union. Under our current license agreements, we may not have the final or sole decision as to whether we are able to opt out certain of our in-licensed European patents and patent applications from the UPC. Our licensors may decide not to opt out of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent in a central revocation proceeding under the UPC, if successful, could result in a loss of patent protection in numerous European countries, which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
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
The U.S. government has the right to take title to these inventions made through government funded programs if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
We currently, and in the future may continue to, enter into agreements involving licenses or collaborations that provide for access or sharing of intellectual property. These intellectual property-related agreements may impose certain obligations and restrictions on our ability to develop and commercialize our product candidates and technologies that are the subject of such licenses.
We license rights from third parties to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to three license agreements with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI, for intellectual property relevant to our product candidates. For a more detailed description of the license agreements with NCI, see the section titled “Business—Agreements” in this Form 10-K.
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
If we fail to comply with our obligations or disputes arise under any existing or future license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
We have certain obligations to third-party licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from other third parties to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of our existing license agreements, see the section titled “Business— Our Material Agreements” in this Form 10-K. If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.
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
Disputes may arise between us and our present and future licensors regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues, including but not limited to our right to transfer or assign the license;

•	whether and the extent to which our product candidates, technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patents and other rights to third parties, including the terms and conditions thereof;

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
In addition, the agreements under which we currently license intellectual property or technology from the NCI are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret, or securing title to an employee-or consultant-developed trade secret if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions disfavor or are unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If, in the future, any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.
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
All of our current product candidates are in preclinical or early clinical development and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies for our current product candidates and then conduct extensive clinical trials to demonstrate the safety, purity and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.
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
We may conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We may choose to conduct one or more of our clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) those data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.
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
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. See section titled “Business - Government Regulation – Healthcare Reform” in this Form 10-K.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
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
International data protection laws may also apply to health-related and other personal information obtained outside of the United States. With respect to Europe, we are subject to the GDPR, as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018), where we are collecting or otherwise processing personal data (including health data) in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the EEA/UK; or (b) the activities of a business establishment in the EEA/UK. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. The GDPR imposes stringent data protection requirements for processing personal data of individuals within the EEA, and the UK, as well as potential fines for noncompliant companies of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenue, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
In addition, the GDPR places restrictions on cross-border transfers of personal data to countries outside the EEA/UK that do not ensure an adequate level of protection, including the United States in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism is put in place and transfer impact assessments carried out to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal information under the GDPR, including an analysis of the laws in the recipient’s country. The international transfer obligations under European data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position.. The international transfer obligations under European data protection laws may also impact our business as companies based in Europe may be reluctant to utilize the GDPR transfer mechanisms to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the GDPR transfer mechanisms impose upon exporters.
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
Following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK has recently introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the effect Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission which allows the free flow of personal data from the UK to the EEA. This may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EU could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and may require us to implement different compliance measures for the UK and EEA. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the EEA.
In the U.S., state laws also govern the privacy and security of personal information and states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and certain uses of sensitive data, and receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined and includes any of our current or future employees who may be California residents) and provide such residents ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. It will also create a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. As we expand our operations and trials (both preclinical and clinical), the CCPA may increase our compliance costs and potential liability. Beyond the CCPA, broad and comprehensive privacy and data protection legislation has been passed in another twelve states. In addition, certain states have passed privacy laws focused on particular types of data. For example, the state of Washington has enacted a law that protects the privacy of health and medical information not subject to HIPAA and a small number of states have laws that apply specifically to biometric information. Furthermore, other U.S. states, such as New York, Massachusetts, and Utah, have enacted stringent data security laws, and numerous other states have proposed similar privacy laws. In the event that we are subject to or affected by HIPAA, the GDPR, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See section titled “Business - Government Regulation - Other U.S. Healthcare Laws” in this Form 10-K.
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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Further, due to the COVID-19 pandemic, millions of individuals have lost employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals. See section titled “Business - Government Regulation - Coverage and Reimbursement” in thisForm 10-K.
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
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in the section of this 10-K entitled “Risk Factors” and the following:

•	our ability to advance our current or potential future product candidates into the clinic and through clinical development;

•	results of preclinical studies and clinical trials for our current or potential future product candidates, or those of our competitors or potential future collaborators;

•	the impact of macroeconomic conditions;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory authorities with respect to our future products, clinical trials, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company, or SPAC;

•	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which it is raised;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of shares of our common stock;

•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of shares of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, public health crises and other calamities; and

•	general economic, industry and market conditions.
In addition, the stock markets in general, and the markets for SPAC post-Merger businesses, pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of shares of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.
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
We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.
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
As of the date of this Annual Report on Form 10-K, the market price of our common stock is below $10.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 5,060,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 4,878,972 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.004 per share, and 871,028 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 5,750,000 shares of our common stock could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On March 18, 2024, the closing price of our common stock as reported on the Nasdaq Capital Market was $0.40 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $2.0 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.3 million.

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
Significant additional capital will be needed in the future to continue our planned operations, including further development of our gene circuit platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of shares of our common stock. For a more detailed description of our equity financing through sale of common shares to Chardan under the Purchase Agreement, see the Risk Factors titled “It is not possible to predict the number of shares of our common stock, if any, that we may sell to Chardan Capital Markets LLC, or Chardan, under our common stock Purchase Agreement, or the Purchase Agreement, with Chardan, or the actual gross proceeds resulting from those sales, or the dilution to our stockholders from those sales” and “The sale or issuance of shares of our common stock to Chardan will result in additional outstanding shares and the resale of shares of our common stock by Chardan that it acquires pursuant to the Purchase Agreement, or the perception that such sales may occur, could cause the price of shares of our common stock to decrease” in this Form 10-K.
Pursuant to the Senti Biosciences, Inc. Equity Incentive Plan, our board of directors or compensation committee is authorized to grant stock options to our employees, directors and consultants. Initially, the maximum aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Incentive Plan was 2,492,735 shares of our common stock. Additionally, the number of shares of our common stock reserved for issuance under the Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on August 5, 2022, our board of directors adopted the 2022 Inducement Plan, pursuant to which an aggregate of 2,000,000 shares of our common stock have been reserved for issuance. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:

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
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we currently incur, and expect to continue to incur, significant legal, accounting and other expenses to comply with our obligations as a public company. Our entire management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.
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
On August 7, 2023, we received written notice from the Listing Qualifications Department of Nasdaq (“Nasdaq”) notifying us that, for the last 30 consecutive trading days, the closing bid price of our common stock was below the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Global Market, i.e., the minimum closing bid price requirement. We have been provided an initial compliance period of 180 calendar days, or until February 5, 2024 to regain compliance with the minimum closing bid price requirement.
On January 23, 2024, we were notified by Nasdaq that Nasdaq had granted our request to transfer the listing of our common stock from the Nasdaq Global Market tier to the Nasdaq Capital Market tier, effective January 25, 2024. The transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market took effect with the open of business on January 25, 2024.
On February 6, 2024, Nasdaq granted our request for a second 180-calendar day period, or until August 5, 2024 to regain compliance with the $1.00 bid price requirement. To regain compliance with such minimum price requirement, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider taking actions to regain compliance with the minimum closing bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum closing bid price requirement or will otherwise be in compliance with other applicable Nasdaq listing rules.

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
General Risk Factors
Disruptions at the FDA and other government agencies, such as those caused by funding shortages, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent those agencies from performing normal business functions on which operations of our business may rely, and/or prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
Our current operations are located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, including any lingering effects from the global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our headquarters, or the manufacturing facilities of our third-party contract manufacturers, may have a material adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics, such as the recent COVID-19 outbreak could further disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our headquarters or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cyber Risk Management and Strategy
We have adopted cybersecurity risk management processes that are informed by and incorporate elements of recognized industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework, and that are designed to identify, assess, and mitigate critical risks from cybersecurity threats.
To support our cybersecurity risk management processes, we leverage a third-party Information Security Coordinator who provides ongoing support for the protection of our information technology infrastructure and also engage with other third-party providers and cybersecurity consultants as appropriate, including engagement of third parties to assist with managed detection and response. Additionally, our cybersecurity risk management strategy is informed by a recent risk assessment conducted by a third-party cybersecurity consultant.
We have an employee security awareness training program, required upon onboarding and on an annual basis thereafter, that is designed to raise awareness of cybersecurity threats across functions as well as to encourage consideration of cybersecurity risks across our Company. As part of this employee training program, we periodically conduct phishing simulations designed to raise employee awareness of such risks.
We have also implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, such as software-as-a-service providers whose products are used to store our data, including through review of System and Organization Controls (SOC) reports prior to onboarding.
We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems and infrastructure. For more information, please see Item 1A - Risk Factors.

Governance Related to Cybersecurity Risks
Our Information Security Coordinator is responsible for the establishment and maintenance of our cybersecurity risk management processes, including the day-to-day oversight of the assessment and management of cybersecurity risks. The individual who is currently in this role has approximately 20 years of experience in information security. Our Information Security Coordinator reports to, and meets periodically with, our Director of Operations to discuss and review our information security and cybersecurity risk management processes.
Our board of directors has delegated oversight of the Company’s enterprise risk management processes, including those related to cybersecurity risks, to the audit committee of the board of directors. We have implemented a process for our Information Security Coordinator, as appropriate, to provide periodic updates to the audit committee on the status of our cybersecurity program.
Item 2. Properties
Our corporate headquarters is located in South San Francisco, California, where we lease approximately 40,000 square feet of office and research and development space pursuant to a lease agreement which commenced on April 25, 2019 and expires on April 30, 2027, with an option to extend for eight years. In Alameda, California, we lease approximately 92,000 square feet of space pursuant to a lease agreement which initiated on June 3, 2021 and expires on September 30, 2032, with two options to extend for five years each. We completed the build-out of a cell therapy manufacturing facility designed to meet cGMP in the Alameda facility in June 2023, and in August 2023, we subleased our the Alameda cGMP facility to GeneFab as part of our transaction with GeneFab.
Item 3. Legal Proceedings
From time to time we may become involved in legal proceedings to claims arising in the ordinary course of our business. We are not currently a party to any such material legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “SNTI”, and was previously traded under the same symbol on The Nasdaq Global Market. Prior to the consummation of the Merger, our common stock was listed on The Nasdaq Global Market under the symbol “DYNS.”
Holders
As of March 18, 2024, there were 63 holders of record of our common stock. The number of holders of record does not include for example a substantially greater number of “street name” holders or beneficial holders whose Senti Common Shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any future debt financing agreements.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
Pursuant to Chardan’s committed equity facility, we issued and sold 1,000,000 shares of our common stock to Chardan at a weighted average price of $0.51 per share during the year ended December 31, 2023. We used the net proceeds from these sales for general corporate purposes.
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
Overview
Senti is an early clinical stage biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies for patients living with incurable diseases. Senti’s mission is to create a new generation of smarter therapies that can outsmart complex diseases using novel and unprecedented approaches. To accomplish this mission, Senti has built a synthetic biology platform that it believes may enable it to program next-generation cell and gene therapies with gene circuits. These gene circuits, which Senti created from novel and proprietary combinations of DNA sequences, are designed to reprogram cells with biological logic to sense inputs, compute decisions and respond to their respective cellular environments. Using gene circuits, Senti’s product candidates are designed to precisely kill cancer cells, spare healthy cells, increase specificity to target cells and control the expression of drugs even after administration. Senti is applying its gene circuit technologies to develop a pipeline of medicines that use off-the-shelf chimeric antigen receptor natural killer (“CAR-NK”) cells with the goal of addressing major challenges and providing potentially lifesaving treatments for people living with cancer. Senti’s lead product candidates utilize off-the-shelf healthy adult donor derived NK cells to create CAR-NK cells outfitted with its gene circuit technologies in several oncology indications with high unmet need.
We have incurred net losses of $71.1 million and $58.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had cash, cash equivalents, and short-term investments, of $35.9 million and $98.6 million, respectively, and an accumulated deficit of $244.3 million and $173.3 million, respectively. Net cash flows used in operating activities were $52.4 million and $34.9 million during the years ended December 31, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and impairment of the Company’s long-lived assets. We expect to continue to incur significant losses for the foreseeable future.
We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:
•continue to advance our gene circuit platform technologies;
•continue preclinical development of our current and future product candidates and initiate additional preclinical studies;
•fund clinical development of our current product candidates;
•commence clinical studies of our future product candidates;
•fund manufacturing of our current and future product candidates;

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
As of March 21, 2024, the issuance date of the consolidated financial statements for the year ended December 31, 2023, the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern beyond twelve months from the issuance date of the annual consolidated financial statements. In light of these concerns, our independent registered public accounting firm included in its opinion for the year ended December 31, 2023 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern beyond twelve months from March 21, 2024.
Recent Developments
On August 7, 2023, we completed a transaction with GeneFab, LLC (“GeneFab”), a contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. We sold, assigned and transferred rights, title and interest in certain of our assets and contractual rights, including all of our equipment at our facilities in Alameda and certain of our intellectual property related to the schematics for and design of the Alameda facility. We subleased our recently constructed 92,000 square foot current good manufacturing practice facility in Alameda, California to GeneFab which will support the clinical manufacturing of our CAR-NK programs, including SENTI-202. The transaction provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining $18.9 million will be paid to us in installments in 2024 and 2025, subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
We also agreed to grant a license to GeneFab under certain of our intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation.
GeneFab was provided an option to purchase up to 19,633,444 shares (i.e. up to $20.0 million worth) of our common stock at an exercise price of $1.01867 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of our outstanding shares of common stock as of the closing date of the transaction.
As additional consideration for the transaction, we entered into a seller economic share agreement with GeneFab (“GeneFab Economic Share”), pursuant to which we will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share.
As the assets and contractual rights transferred to GeneFab were determined to constitute a business as defined in ASC 805, Business Combinations, we accounted for the disposal by applying the derecognition guidance in ASC 810, Consolidations, which requires that a gain or loss be recognized for the difference between the carrying value of the assets sold and the fair value of the consideration received (or receivable). In connection with the sale, we recognized a gain on disposal in the amount of $21.9 million in net income from discontinued operations during the year ended December 31, 2023, representing the excess of the fair value of the consideration received and receivable (net of the portion allocated to the GeneFab Option) over the carrying value of the assets sold. The gain on disposal was primarily related to the grant of the non-oncology license to GeneFab which had no carrying value.

In accordance with ASC 205, Presentation of Financial Statements, we determined that the disposal of the non-oncology business, including the equipment and transfer of in-house manufacturing services in the Alameda facility, represented a strategic shift that will have a major effect on our operations and financial results, thus meeting the criteria to be reported as discontinued operations. As a result, we have retrospectively restated our consolidated balance sheet at December 31, 2022 and consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. We have chosen not to segregate the cash flows of the disposed business in the consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 4. GeneFab Transaction to our consolidated financial statements. Unless otherwise specified, the results of operations refer to continuing operations only.
In November 2023, the Company entered into a Collaboration and Option Agreement with Celest Therapeutics (Shanghai) Co. Ltd. (“Celest”). Subject to the terms and conditions of the Agreement, the Company and Celest will enter into a collaboration under which Celest will lead a pilot trial of a candidate product for our SENTI-301A program in mainland China, with certain technical support from the Company. In addition, the Company agreed to grant an exclusive option to enter a license agreement with Celest to research, develop, manufacture and commercialize SENTI-301A in mainland China, Hong Kong, Macau, and Taiwan. Outside of these jurisdictions, the Company would retain its rights in the SENTI-301A program. Pursuant to the Agreement, and beginning with the exercise of the option and entering into a license agreement, the Company may become eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156 million, as well as certain tiered royalty payments.
In January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-404, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In January 2024, we announced a strategic plan to streamline business operations and focus our resource allocation to investment on clinical development of SENTI-202, for which an Investigational New Drug (IND) application was cleared by the U.S. Food and Drug Administration (“FDA”) in December 2023, and on the partnership of our SENTI-301A program in China with Celest.
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
Operating Expenses
Our operating expenses consist of research and development expenses, general and administrative expenses, and impairment of long-lived assets.
Research and Development Expenses
Research and development costs consist primarily of costs incurred for the discovery, preclinical and clinical development of our product candidates, which include:
•employee-related expenses, including salaries, related benefits, and stock-based compensation expenses for employees engaged in research and development functions;
•expenses incurred in connection with research, laboratory consumables and clinical and preclinical studies;
•the cost of consultants engaged in research and development, regulatory, and clinical related services

•the cost to develop our manufacturing process and manufacturing product candidates for use in our research, preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and CMOs;
•facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies;
•costs related to regulatory compliance; and
•the cost of annual license fees.
We have not historically tracked research and development expenses by program, with the exception of third-party research projects. Our internal resources, employees and infrastructure are not directly tied to any one research or product candidate project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and product candidate discovery programs on a project-specific basis.
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
Our research and development expenses related to the assets sold to GeneFab are included in discontinued operations.
Research and development expenses consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
External services and supplies	$13,247	$11,524
Personnel-related expenses, including share-based compensation expense	10,508	8,570
Office and facilities	7,316	7,274
Other	1,079	777
Total	$32,150	$28,145
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
•conditions imposed by the FDA or other regulatory authorities regarding the scope or design of our clinical trials
•delays in enrolling research subjects in clinical trials;
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
Our general and administrative costs related to the assets sold to GeneFab are included in discontinued operations.
General and administrative expenses consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Personnel-related expenses, including share-based compensation expense	$23,117	$27,512
External services and supplies	6,930	6,927
Office and facilities	2,567	1,361
Depreciation and amortization	2,308	592
Insurance	1,658	1,207
Other	596	626
Total	$37,176	$38,225

Impairment of Long-lived assets
Impairment of long-lived assets relates mainly to the impairment of our leasehold improvements for the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction.
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
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of GeneFab Note Receivable consists of the remeasurement to fair value at each reporting period of the deferred consideration due from GeneFab for which we have elected the fair value option.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab at each reporting period.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value at each reporting period of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $1.01867.
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
Net income (loss) from discontinued operations is summarized below (in thousands):

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$10,003	$5,922
General and administrative	(496)	2,623
Total operating expenses	9,507	8,545
Loss from discontinued operations	(9,507)	(8,545)
Other income (expense)	(6)	—
Gain on disposal of business	21,861	—
Net income (loss) from discontinued operations	$12,348	$(8,545)

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
Revenue
Contract revenue	$1,978	$3,286	$(1,308)
Grant income	583	1,000	(417)
Total revenue	2,561	4,286	(1,725)

Operating expenses
Research and development (included related party cost of $3,113 and $0, respectively)	32,150	28,145	4,005
General and administrative	37,176	38,225	(1,049)
Impairment of long-lived assets	25,962	—	25,962
Total operating expenses	95,288	66,370	28,918
Loss from operations	(92,727)	(62,084)	(30,643)

Other income (expense)
Interest income, net	2,864	1,701	1,163
Change in fair value of contingent earnout liability	207	9,461	(9,254)
Gain on extinguishment of convertible notes	—	1,289	(1,289)
Change in fair value of GeneFab Note Receivable - related party	626	—	626
Change in fair value of GeneFab Economic Share - related party	16	—	16
Change in fair value of GeneFab Option - related party	3,318	—	3,318
GeneFab sublease income - related party	2,323	—	2,323
Other income (expense)	(33)	(32)	(1)
Total other income (expense), net	9,321	12,419	(3,098)
Net loss from continuing operations	(83,406)	(49,665)	(33,741)
Net income (loss) from discontinued operations	$12,348	$(8,545)	$20,893
Net loss	$(71,058)	$(58,210)	$(33,741)
Contract revenue. For the years ended December 31, 2023 and 2022, we generated revenue from contracts and license agreements of $2.0 million and $3.3 million, respectively. The decrease of $1.3 million was primarily due to decline in services provided under the Spark collaboration agreement.
Grant income. For the years ended December 31, 2023 and 2022, we generated revenue from grants of $0.6 million and $1.0 million, respectively. The decrease of $0.4 million was primarily due to the recognition of revenue related to the SBIR SENTI-202 grant funding which was completed in FY 2023.
Research and development expenses. Research and development expenses were $32.2 million and $28.1 million for the years ended December 31, 2023 and 2022, respectively. The increase of $4.0 million was primarily due to an increase of $1.9 million in personnel-related expenses, which includes a $0.8 million decrease in stock-based compensation expense, an increase of $1.7 million in professional services costs and an increase of $0.3 million in other research and development expenses.

General and administrative expenses. General and administrative expenses were $37.2 million and $38.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $1.0 million was primarily due to a decrease of $4.4 million in personnel-related expenses, which includes a $3.1 million decrease in stock-based compensation expense, partially offset by an increase of $1.7 million in depreciation and amortization expenses, an increase of $1.2 million in facility costs and an increase in insurance of $0.5 million.
Impairment of long-lived assets. Impairment of long-lived assets was $26.0 million for the year ended December 31, 2023, mainly due to the impairment of our leasehold improvements related to the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction.
Interest Income, net. Interest income was $2.9 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively. The increase of $1.2 million was due to higher average cash balances, as well as an increase in interest rates in the relevant periods.
Change in fair value of contingent earnout liability. For the years ended December 31, 2023 and 2022, we recognized a non-cash gain of $0.2 million and $9.5 million, respectively. The decrease of $9.3 million related to the decrease in the fair value of our common stock.
Gain on extinguishment of convertible notes. For the year ended December 31, 2022, we recognized a gain of $1.3 million upon extinguishment of convertible notes.
Change in fair value of GeneFab Note Receivable - related party. For the year ended December 31, 2023, the change in fair value of GeneFab Note Receivable was a gain of $0.6 million primarily due to a change in the discount rate and passage of time.
Change in fair value of GeneFab Option - related party. For the year ended December 31, 2023, the change in fair value of GeneFab Option was a gain of $3.3 million primarily due to the decrease in the fair value of our common stock, which is a significant input in the measurement of the GeneFab Option.
GeneFab sublease income - related party. For the year ended December 31, 2023, sublease income was $2.3 million from the sublease to GeneFab for the Alameda facility.
Net income (loss) from discontinued operations. Net income from discontinued operations was $12.3 million for the year ended December 31, 2023, compared to net loss from discontinued operations of $8.5 million for the year ended December 31, 2022. The increase was primarily due to the gain of $21.9 million on the disposal of the assets sold to GeneFab and an increase of $1.0 million in discontinued operations expense mainly stemming from increased personnel costs.
Liquidity and Capital Resources
Sources of Liquidity
From inception to December 31, 2023, we raised aggregate gross proceeds of $300.1 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes, and to a lesser extent, through collaboration agreements and governmental grants.
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
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, we issued 1,300,000 shares of Class A common stock through December 31, 2023, for aggregate net proceeds of $1.2 million under the Common Stock Purchase Agreement. There were 1,000,000 issued during the year ended December 31, 2023 for aggregate net proceeds of $0.5 million.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2023, we had $35.9 million in cash, cash equivalents, and short-term investments, and an accumulated deficit of $244.3 million, respectively.
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
The transaction with GeneFab, as described in “Recent Developments” above, provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining consideration of $18.9 million will be received in installments during 2024 and 2025, subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022

Net cash from operating activities	$(52,395)	$(34,896)
Net cash from investing activities	30,077	(81,959)
Net cash from financing activities	779	118,551
Net change in cash and cash equivalents	$(21,539)	$1,696
Operating Activities
For the year ended December 31, 2023, net cash used in operating activities of $52.4 million was primarily due to our loss of $71.1 million with non-cash expense adjustments of $26.0 million for impairment of long-lived assets, $9.7 million for stock-based compensation expense, and $5.4 million for depreciation and amortization of operating lease right-of-use-assets offset by non-cash gains of $21.9 million gain on disposal of business to GeneFab $3.3 million gain from change in fair value of the GeneFab Option, $1.1 million for accretion of discount on short-term investments, $0.6 million gain for the change in fair value of the GeneFab receivable, and $0.2 million gain for the change in fair value of contingent earnout liability. Other material changes were comprised of $4.8 million decrease in prepaid expenses and other current assets, $0.7 million increase in sublease deferred income, $0.5 million increase in operating lease liabilities and a $0.4 million increase in accounts payable and accrued expenses and other liabilities, offset by $0.9 million increase in accounts receivable and $0.8 million decrease in deferred revenue.
For the year ended December 31, 2022, net cash used in operating activities of $34.9 million was primarily due to our loss of $58.2 million with non-cash adjustments of $16.4 million for stock-based compensation expense, $9.5 million for the change in fair value of the contingent earnout liability, $3.9 million for depreciation and amortization of operating lease right-of-use-assets, $1.3 million for gain on extinguishment of convertible notes and $0.4 million for accretion of discount on short-term investments. Other material changes comprised of $14.1 million increase in operating lease liabilities, $2.2 million increase in accounts payable and accrued expenses and other current liabilities offset by $1.3 million increase in prepaid expenses and other current assets and as well as a $1.0 million decrease in deferred revenue.
Investing Activities
For the year ended December 31, 2023, net cash provided by investing activities of $30.1 million was due to $60.0 million in proceeds from maturities of short-term investments and $0.1 million in proceeds from the sale of property and equipment, offset by $18.0 million in purchases of short-term investments and $12.0 million in purchases of property and equipment.
For the year ended December 31, 2022, net cash used in investing activities of $82.0 million was due to $40.6 million in purchases of short-term investments and $41.4 million in purchases of property and equipment.
Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities of $0.8 million was primarily due to $0.5 million from issuance of common stock under Common Stock Purchase Agreement and $0.4 million from the issuance of common stock under Employee Stock Purchase Plan (ESPP), offset by $0.1 million of principal finance lease payments.
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
Our future capital requirements will depend on many factors, including:
•the scope, rate of progress, results and costs of drug discovery, clinical and preclinical development, laboratory testing and clinical trials for our product candidates;
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
Contractual Obligations and Commitments
On June 3, 2021, we entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years. See Note 7 - Operating Leases for details on our lease obligations.
During the year ended December 31, 2021, we entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to execute an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products (See Part II, Item 8, Notes to Consolidated Financial Statements, Note 16 - Related Parties for details into the BlueRock agreement). In consideration for the option, the Company is responsible for up to $10.0 million in research and development costs and expenses associated with the collaboration plan incurred over the three-year term.
We have also entered into license agreements under which we are obligated to make annual maintenance payments of $0.2 million and specified milestone and royalty payments. Milestone and royalty payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 9, Stockholders’ Equity (Deficit), for further details of the contingent earnout.
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
Impairment of Long-Lived Assets
As a result of the change in the manner in which the Company expects to recover the assets associated with the lease on the Alameda facility to GeneFab and the related leasehold improvements became a separate asset group for the purposes of long-lived asset impairment assessment. This asset group reassessment triggered a need to perform an impairment analysis. The Company tested the asset group for impairment and recognized an impairment loss in the amount of $25.7 million during the year ended December 31, 2023, representing the difference between the carrying value of the asset group of $54.6 million and its estimated fair value of $28.9 million, determined based on the discounted cash flows expected to be generated from the use of the asset group through the sublease. Further, the Company determined that the individual fair value of the ROU asset within the asset group exceeded its carrying value as of the impairment testing date. Accordingly, the Company allocated the entire impairment loss to the leasehold improvements associated with the Alameda lease.
GeneFab Note Receivable
We elected to account for the GeneFab Note Receivable from GeneFab under the fair value option in ASC 825, Financial Instruments (“ASC 825”). The GeneFab Note Receivable was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. We estimated the fair value by discounting future payments under multiple probability-weighted scenarios using GeneFab’s cost of borrowing based on published CCC-rated corporate bond yields.
GeneFab Economic Share
We elected to account for the GeneFab Economic Share under the fair value option in ASC 825. The GeneFab Economic Share was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. We estimated the fair value using the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. Significant assumptions used were the equity value of GeneFab, volatility, risk-free rate, expected term, and dividend yield.
GeneFab Option
The GeneFab Option meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), and does not meet the criteria for equity classification. The derivative liability was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the liability was determined using a Black-Scholes option pricing model incorporating assumptions such as the fair value of our common stock, the risk-free rate, volatility, expected term and dividend yield.

Contingent Earnout Liability
In connection with the Reverse Recapitalization, Legacy Senti equity holders are entitled to receive as additional merger consideration up to 2,000,000 shares of our common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event. In accordance with ASC 815, as certain terms of the Contingent Earnout Shares were not indexed to the common stock, they were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Senti Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Emphasis of Matter
As discussed in Note 4 and 16 to the consolidated financial statements, the Company entered into a significant related party transaction with GeneFab, LLC that met the criteria to be reported as discontinued operations. Our opinion with respect to this matter is not modified.
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
San Francisco, California
March 21, 2024

SENTI BIOSCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$35,926	$57,621
Accounts receivable	112	626
GeneFab receivable - related party	17,592	—
Short-term investments	—	40,942
GeneFab prepaid expenses - related party	14,787	—
Prepaid expenses and other current assets	2,783	3,181
Current assets of discontinued operations	—	209
Total current assets	71,200	102,579
Restricted cash	3,522	3,366
GeneFab receivable - related party, net of current portion	1,119	—
Property and equipment, net	25,338	51,361
Operating lease right-of-use assets	16,274	18,418
GeneFab Economic Share - related party	1,816	—
Other long-term assets	215	283
Noncurrent assets of discontinued operations	—	4,785
Total assets	$119,484	$180,792
Liabilities and Stockholders’ Equity
Accounts payable	$1,250	$1,370
Finance lease liabilities - related party, current portion	97	—
Early exercise liability, current portion	135	135
Deferred revenue	—	799
GeneFab sublease deferred income - related party	989	—
Accrued expenses and other current liabilities	5,927	12,576
Operating lease liabilities	4,031	1,988
Current liabilities of discontinued operations	243	1,185
Total current liabilities	12,672	18,053
Operating lease liabilities, net of current portion	33,538	35,103
Contingent earnout liability	20	227
GeneFab Option - related party	6,331	—
Early exercise liability, net of current portion	10	146
Total liabilities	52,571	53,529
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022; 45,700,161 and 44,062,534 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	311,252	300,544
Accumulated other comprehensive income	—	1
Accumulated deficit	(244,344)	(173,286)
Total stockholders’ equity	66,913	127,263
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$119,484	$180,792
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Revenue
Contract revenue	$1,978	$3,286
Grant income	583	1,000
Total revenue	2,561	4,286

Operating expenses
Research and development (included related party cost of $3,113 and $—, respectively)	32,150	28,145
General and administrative	37,176	38,225
Impairment of long-lived assets	25,962	—
Total operating expenses	95,288	66,370
Loss from operations	(92,727)	(62,084)

Other income (expense)
Interest income, net	2,864	1,701
Change in fair value of contingent earnout liability	207	9,461
Change in fair value of GeneFab Note Receivable - related party	626	—
Change in fair value of GeneFab Economic Share - related party	16	—
Change in fair value of GeneFab Option - related party	3,318	—
Gain on extinguishment of convertible notes	—	1,289
GeneFab sublease income - related party	2,323	—
Other income (expense)	(33)	(32)
Total other income (expense), net	9,321	12,419
Net loss from continuing operations	(83,406)	(49,665)
Net income (loss) from discontinued operations	12,348	(8,545)
Net loss	(71,058)	(58,210)

Other comprehensive gain (loss)
Unrealized gain (loss) on investments	(1)	1
Comprehensive loss	$(71,059)	$(58,209)

Net loss per share, basic and diluted
Net loss per share from continuing operations, basic and diluted	$(1.88)	$(1.90)
Net income (loss) per share from discontinued operations, basic and diluted	$0.28	$(0.33)
Net loss per share, basic and diluted	$(1.60)	$(2.23)
Weighted-average shares outstanding, basic and diluted	44,372,223	26,110,785
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	19,517,988	$171,833	2,972,409	$—	$3,619	0	$(115,076)	$(111,457)
Conversion of redeemable convertible preferred stock into common stock in connection with the Reverse Recapitalization, net of transaction cost	(19,517,988)	(171,833)	19,517,988	2	171,833	—	—	171,835
Issuance of common stock upon Reverse Recapitalization, net of transaction costs	—	—	19,975,963	2	111,957	—	—	111,959
Contingent earnout liability recognized upon closing of the Reverse Recapitalization	—	—	—	—	(9,688)	—	—	(9,688)
Cancellation and exchange of convertible note in connection with PIPE financing	—	—	517,500	—	5,184	—	—	5,184
Gain recognized on fair value of embedded derivative on SPAC merger date	—	—	—	—	(1,289)	—	—	(1,289)
Common Stock Purchase Agreement settled in common stock, net of fees	—	—	400,000	—	924	—	—	924
Exercise of common stock options	—	—	199,839	—	496	—	—	496
Vesting of early exercise of common stock options	—	—	367,878	—	965	—	—	965
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	110,957	—	151	—	—	151
Stock-based compensation expense	—	—	—	—	16,392	—	—	16,392
Unrealized gain (loss) on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(58,210)	(58,210)
Balance as of December 31, 2022	—	$—	44,062,534	$4	$300,544	$1	$(173,286)	$127,263
Common Stock Purchase Agreement settled in common stock, net of fees	—	—	1,000,000	1	527	—	—	528
Vesting of early exercise of common stock options	—	—	50,640	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	586,987	—	375	—	—	375
Stock-based compensation expense	—	—	—	—	9,670	—	—	9,670
Unrealized gain (loss) on investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(71,058)	(71,058)
Balance as of December 31, 2023	—	$—	45,700,161	$5	$311,252	$—	$(244,344)	$66,913
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(71,058)	$(58,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,561	1,398
Amortization of operating lease right-of-use assets	1,868	2,522
Accretion of discount on short-term investments	(1,069)	(356)
Gain on extinguishment of convertible notes	—	(1,289)
Gain on disposal of business	(21,862)	—
Change in fair value of contingent earnout liability	(207)	(9,461)
Change in fair value of GeneFab Note Receivable - related party	(626)	—
Change in fair value of GeneFab Economic Share - related party	(16)	—
Change in fair value of GeneFab Option - related party	(3,318)	—
Impairment of long-lived assets	25,962	—
Stock-based compensation expense	9,670	16,392
Issuance of common stock for Common Stock Purchase Agreement fee	—	196
Other non-cash charges	35	8
Changes in assets and liabilities:
Accounts receivable	507	(131)
GeneFab receivable - related party	(1,436)	—
GeneFab prepaid expenses - related party	4,113	—
Prepaid expenses and other assets	681	(1,302)
Accounts payable	(290)	186
Accrued expenses and other current liabilities	716	2,055
GeneFab sublease deferred income - related party	689	—
Deferred revenue	(799)	(1,033)
Operating lease liabilities	484	14,129
Net cash from operating activities	(52,395)	(34,896)
Cash flows from investing activities
Purchases of short-term investments	(17,990)	(40,585)
Maturity of short-term investments	60,000	—
Purchases of property and equipment	(12,038)	(41,374)
Proceeds from sale of property and equipment	105	—
Net cash from investing activities	30,077	(81,959)

	Years Ended December 31,
	2023	2022
Cash flows from financing activities
Proceeds from Merger and related PIPE financing, net of transaction costs	—	111,976
Proceeds from issuance of common stock upon exercise of stock options	—	521
Proceeds from issuance of common stock under Common Stock Purchase Agreement	512	728
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	375	151
Proceeds from issuance of convertible notes	—	5,175
Principal finance lease payments	(108)	—
Net cash from financing activities	779	118,551
Net (decrease) increase in cash and cash equivalents	(21,539)	1,696
Cash, cash equivalents, and restricted cash, beginning of period	60,987	59,291
Cash, cash equivalents, and restricted cash, end of period	39,448	60,987

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$35,926	$57,621
Restricted cash	3,522	3,366
Total cash, cash equivalents and restricted cash	$39,448	$60,987

Supplemental disclosures of noncash financing and investing items
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$15	$8,153
Refer to Note 4. GeneFab Transaction for details of non-cash items
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Senti Biosciences, Inc. and its subsidiaries (the “Company” or “Senti”), is an early clinical stage biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies for patients living with incurable diseases. Senti’s mission is to create a new generation of smarter therapies that can outsmart complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with gene circuits. These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
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
Refer to Note 3. Reverse Recapitalization, for further details of the Merger.
On August 7, 2023, the Company completed a transaction with GeneFab, LLC (“GeneFab”), a contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. As part of that transaction, the Company disposed of its non-oncology business and in-house manufacturing services and subleased its manufacturing facility to GeneFab.
Refer to Note 4. GeneFab Transaction, for further details of the transaction, and to Note 16. Related Parties, for related party discussion.
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company raised aggregate gross proceeds of $300.1 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and governmental grants.
At December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $244.3 million and $173.3 million, respectively. The Company’s net losses were $71.1 million and $58.2 million for the years ended December 31, 2023 and 2022, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs, from general and administrative costs associated with the Company’s operations, and impairment of the Company’s long-lived assets. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of December 31, 2023 and 2022, the Company had cash, cash equivalents, and short-term investments of $35.9 million and $98.6 million. As of March 21, 2024, the issuance date of the consolidated financial statements as of and for the year ended December 31, 2023, there is uncertainty about whether the Company’s combined cash,

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

cash equivalents, and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the issuance date of these financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.
The transaction with GeneFab provided the Company with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer-term operating expenses. Refer to Note 4. GeneFab Transaction, for further details of the GeneFab transaction.
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
NASDAQ Bid Price Compliance Notice
On August 7, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Listing Qualifications Department”) notifying the Company that, for the last 30 consecutive trading days, the closing bid price of the Company’s common stock had closed below the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Global Market. The Company had been provided an initial compliance period of 180 calendar days, or until February 5, 2024, to regain compliance with the minimum bid price requirement. Issuers listed on The Nasdaq Global Market are not eligible for a second 180-day grace period under the Nasdaq Listing Rules. However, based upon the Company’s compliance with the various criteria required under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to obtain a second 180-day grace period applicable to issuers listed on The Nasdaq Capital Market, the Company applied to transfer the listing of its Common Stock to The Nasdaq Capital Market.
Refer to Note 17. Subsequent Events, for additional information on NASDAQ bid price compliance.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment within continuing operations.
Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the exchange ratio established in the Merger Agreement.
The Company determined that the assets sold to GeneFab met the criteria for presentation as a discontinued operation. As a result, the Company has retrospectively restated its consolidated balance sheet at December 31, 2022 and consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. The Company has chosen not to segregate the cash flows of the disposed business in the consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 4. GeneFab Transaction. Unless otherwise specified, the disclosures in these consolidated financial statements refer to continuing operations only.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of contingent earnout, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, the valuation of the GeneFab Note Receivable, the discount rate used to discount future cash flows for the impairment of long-lived assets, and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents, and short-term investments that are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. The Company’s short-term investments, if any, are limited to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings, and places restrictions on maturities and concentration by type and issuer. As of December 31, 2023 and 2022, the Company has not experienced any credit losses in such accounts or investments.
As of December 31, 2023, the Company has prepaid future manufacturing and research services of $14.8 million under the development and manufacturing services agreement entered into with GeneFab, a related party. The Company also has a receivable from GeneFab under the framework agreement with a fair value of $17.2 million, subject to satisfaction of certain conditions. The prepaid expense and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 4. GeneFab Transaction, for further details of the GeneFab transaction.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows for the Company:

	December 31,
	2023	2022

Cash and cash equivalents	$35,926	$57,621
Restricted cash	3,522	3,366
Total	$39,448	$60,987
Short-term Investments
Investments in marketable securities with original maturities less than 12 months from the balance sheet date, if any, are classified as short-term investments. Investments with original maturities of greater than 12 months from

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Fair Value Option
The Company elected to account for the deferred consideration (GeneFab Note Receivable) and contingent consideration receivable (GeneFab Economic Share) from the GeneFab transaction under the fair value option in ASC 825, Financial Instruments (“ASC 825”). Accordingly, these instruments were recognized at their fair value at the closing of the transaction and are subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using GeneFab’s cost of borrowing. The fair value of the GeneFab Option was determined using an option pricing method. Refer to Note 4. GeneFab Transaction, for further details of the GeneFab transaction.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Property and Equipment, Net
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated useful Life
Small equipment	2 years
Computer equipment and software	3 years
Laboratory equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of the lease term and the useful life
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, such as property and equipment, net and lease ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying value to the future net undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the amount of any impairment is measured as the difference between their carrying value and their fair value. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Revenue Recognition
Contract Revenue
Revenue is recognized when a customer obtains control of promised goods or services. The Company applies the following five steps to recognize revenue: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligations are satisfied.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Research and Development
Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel-related expenses, including associated stock-based compensation expense, lab supplies and services, in-license and technology costs, consulting and sponsored research fees, manufacturing costs, facility costs and depreciation expense.
Nonrefundable advance payments for goods and services that will be used or received in future research and development activities are deferred and recognized as an expense in the period in which the related goods are delivered, or services are performed. Similarly, GeneFab prepaid expenses are recognized as an expense in the period in which the related manufacturing or research activities are performed.
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
GeneFab Option
The option granted to GeneFab as part of the GeneFab transaction meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), and does not meet the criteria for equity classification. The derivative liability is recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the derivative liability was determined using a Black-Scholes option pricing model.
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2023 and 2022.
Contingent Earnout Equity
In connection with the Reverse Recapitalization and pursuant to the Merger dated as of June 8, 2022 by and among the Merger Sub and Legacy Senti, former holder of the Legacy Senti common stock and Legacy Senti preferred stock are entitled to receive as additional consideration of up to 2,000,000 shares of the Company’s Common Stock (the “Contingent Earnout Shares”), comprised of two separate tranches of 1,000,000 shares per tranche, for no consideration upon the achievement of certain share price milestones within a period of two and three years. The Contingent Earnout Shares are a form of dividend for holders of Legacy Senti common stock and Legacy Senti preferred stock. If there is a change of control within the three-year period following the closing of the Merger that results in a per share price equal to or in excess of certain share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. In accordance with ASC 815 as certain terms of the contingent earnout shares were not indexed to the common stock, equity treatment is precluded and liability classification is required at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as Change in fair value of contingent earnout liability in the consolidated statements of operations and comprehensive loss. A portion of the earnout shares were granted to holders of Legacy Senti common stock that are subject to repurchase, and as of the date of the Merger were accounted for as stock-based compensation expense and expensed as there was no remaining service period.
The estimated fair value of the Contingent Earnout Shares was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over a three-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense related to employees and non-employees based on the grant date fair value of the awards. For awards that vest solely based on continued service, stock-based compensation expense is recognized in the consolidated statements of operations and comprehensive loss using the straight-line method. For performance and market awards, stock-based compensation expense is recognized over the requisite service period using the accelerated attribution method. No compensation expense will be recognized for awards subject to performance conditions until it is probable that the performance condition will be met.
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
Basic earnings per share for both continuing and discontinued operations is computed by dividing net loss from continuing operations and net income (loss) from discontinued operations attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share for both continuing and discontinued operations is computed by adjusting net earnings for both continuing and discontinued operations for an allocation of the undistributed earnings and dividing it by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, the Company's outstanding stock options, redeemable convertible preferred stock, and potential issuance of redeemable convertible preferred stock under existing preferred stock tranches, are considered potential dilutive common shares.
The Company's participating securities contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. When the Company is reporting discontinued operations, it uses net loss from continuing operations as the control number in determining whether those potential dilutive securities are dilutive or anti-dilutive.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU was effective January 1, 2022, and had no material impact on the Company’s consolidated financial statements and related disclosures.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Recent Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively.
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
Former holders of the Legacy Senti common stock and preferred stock are eligible to receive up to an aggregate of 2,000,000 additional shares of the Company’s common stock in the aggregate in two equal tranches of 1,000,000 shares if the volume-weighted average closing sale price of the common stock is greater than or equal to $15.00 and $20.00, respectively, for any 20 trading days within any 30 consecutive trading day period. The first and second tranche term is two and three years, respectively, from the closing of the Merger. If there is a change of control within the three-year period following the closing of the Merger that results in a per share price equal to or in excess of the $15.00 and $20.00 share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. Refer to Note 9, Stockholders’ Equity (Deficit), for further details of the contingent earnout liability.
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
Concurrently with the closing of the Merger, the unsecured convertible promissory note (the “May 2022 Note”) in the principal amount of $5.2 million that was previously issued by Legacy Senti to Bayer Healthcare LLC

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

(“Bayer”) on May 19, 2022 was automatically cancelled and exchanged for 517,500 shares of Class A Common Stock (the “Note Exchange”) at a price of $10.00 per share. The shares of Class A Common Stock issued in the Note Exchange are entitled to the same registration rights granted to the PIPE Investors with respect to the PIPE Shares. Refer to Note 8. Convertible Note, for further details of the convertible note.
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
4. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement with GeneFab and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license, intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under the lease for the Alameda facility. The transaction will provide the Company with additional capital in the form of a note receivable and rights to future manufacturing and research activities performed by GeneFab at market rates and reduced longer term operating expenses.
Concurrently with the transaction, the Company and GeneFab entered into a development and manufacturing services agreement (the “Services Agreement”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. As part of this transaction, the Company entered into a transition services agreement (“Transition Services Agreement”) with GeneFab whereby certain

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

services are to be provided by each party to the other party during a transition period beginning on the closing of the transaction.
Under the terms of the transaction, the Company is entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against prepayment due to GeneFab for future manufacturing and research activities. The remaining $18.9 million will be paid to the Company in installments in 2024 and 2025 (the “GeneFab Note Receivable”), subject to satisfaction of certain conditions. The Company elected to account for the GeneFab Note Receivable under the fair value option and recorded the GeneFab Note Receivable at its fair value of $16.6 million at the closing date of the transaction. The GeneFab Note Receivable will be remeasured each reporting period with changes from remeasurement included in other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 5. Fair Value Measurements.
The Company is entitled to $18.9 million in future manufacturing and research activities to be rendered under the services agreement, which are recorded in GeneFab prepaid expenses on the consolidated balance sheet. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
As part of the transaction, the Company subleased the facility in Alameda, California to GeneFab which will support the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. Refer to Note 7. Operating Leases for additional information on the sublease.
The Company agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation (the “Non-Oncology License”).
In connection with the transaction, Philip Lee, Ph.D., Co-Founder and former Chief Technology Officer of the Company, assumed the role of Chief Executive Officer of GeneFab. Additionally, GeneFab extended offers of employment to 45 of the Company's employees formerly employed in its research and development and manufacturing functions. All 45 employees accepted the offers of employment and are actively engaged in providing manufacturing and research activities to the Company.
GeneFab was granted an option to purchase up to 19,633,444 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a purchase price of $1.01867 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the Company’s outstanding shares of common stock as of the closing date of the transaction. The purchase of the remaining shares under the GeneFab Option require stockholder approval. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815. As such, the GeneFab Option was recorded as a liability at its fair value of $9.6 million at the closing date of the transaction and subsequently remeasured with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 5. Fair Value Measurements.
As additional consideration for the transaction, the Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option and recorded the GeneFab Economic Share at its fair value of $1.8 million at the date of the transaction. The GeneFab Economic Share is remeasured each reporting period with changes from remeasurement included in other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 5. Fair Value Measurements.
The Company determined that GeneFab is a variable interest entity (VIE) since its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. The Company performed a qualitative analysis to determine if it is the primary beneficiary of GeneFab and determined it does not have the

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

power to direct the significant activities of GeneFab. As a result, the Company determined it is not the primary beneficiary and therefore does not consolidate GeneFab.
Refer to Note 16. Related Parties for GeneFab related party considerations.
Gain on the Disposal of Business
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
As of August 7, 2023, the total fair value of the consideration was determined to be $37.3 million, including the GeneFab prepaid expenses of $18.9 million, the estimated fair value of the GeneFab Note Receivable of $16.6 million and the estimated fair value of the GeneFab Economic Share of $1.8 million. Out of the total consideration, $9.6 million was allocated to the GeneFab Option, representing its estimated fair value as of the closing date.
In connection with the sale, the Company recognized a gain on disposal in the amount of $21.9 million in net income from discontinued operations during the year ended December 31, 2023, representing the excess of the fair value of the consideration (net of the portion allocated to the GeneFab Option) over the carrying value of the assets sold of $5.5 million. The gain on disposal was primarily related to the transfer of the non-oncology intellectual property to GeneFab which had no carrying value.
Discontinued Operations
In accordance with ASC 205, Presentation of Financial Statements, the Company determined that the sale of the non-oncology business, including the equipment and transfer of in-house manufacturing activities in the Alameda facility, to GeneFab represented a strategic shift that will have a major effect on the Company’s operations and financial results, thus meeting the criteria to be reported as discontinued operations. Discontinued operations include the cost and depreciation of equipment and related deposits or liabilities, manufacturing personnel-related costs including costs arising as a result of the disposal such as equity award modifications and severance, and the gain from the disposal of the business. Refer to Note 9. Stockholders’ Equity (Deficit), for further details of the award modifications.
The following table summarizes the major classes of assets and liabilities of the discontinued operations (in thousands):

	December 31,
	2023	2022
Prepaid expenses and other current assets	$—	$209
Total current assets of discontinued operations	$—	$209

Property and equipment, net	$—	$4,775
Other long-term assets	—	10
Total non-current assets of discontinued operations	$—	$4,785

Accounts payable	$—	$897
Accrued expenses and other current liabilities	243	288
Total current liabilities of discontinued operations	$243	$1,185

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$10,003	$5,922
General and administrative	(496)	2,623
Total operating expenses	9,507	8,545
Loss from discontinued operations	(9,507)	(8,545)
Other income (expense)	(6)	—
Gain on disposal of business	21,861	—
Net income (loss) from discontinued operations	$12,348	$(8,545)
General and administrative expenses were negative for the year ended December 31, 2023 due to the reversal of compensation expense for unvested awards that were cancelled due to the termination of employees subsequently hired by GeneFab. See Note 9. Stockholders’ Equity (Deficit).
The following table summarizes the cash flow information of the discontinued operations (in thousands):

	Years Ended December 31,
	2023	2022
Operating activities (noncash adjustments to net income):
Depreciation	$185	$31
Stock-based compensation expense	(2,022)	830
Gain on disposal of business	21,861	—
Investing activities: (1)
Purchases of property and equipment	(4,079)	(1,670)
Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued expenses	—	3,135
________________
(1) The total consideration received of $37.8 million is a non-cash investing activity.

5. Fair Value Measurements
Cash Equivalents, Restricted Cash and Short-term Investments
The following tables summarize the estimated value of cash equivalents, restricted cash and short-term investments by category (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Cash	$4,205	$—	$—	$4,205	$4,205	$—	$—
Level 1
Money market funds	$35,243	$—	$—	$35,243	$31,721	$3,522	$—
Subtotal	35,243	—	—	35,243	31,721	3,522	—
Total	$39,448	$—	$—	$39,448	$35,926	$3,522	$—

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and cash equivalents	Restricted cash	Short-term investments
Level 1
Money market funds	$45,412	$—	$—	$45,412	$42,046	$3,366	$—
Subtotal	45,412	—	—	45,412	42,046	3,366	—
Level 2
U.S. Treasury securities	$14,866	$4	$(3)	$14,867	$—	$—	$14,867
U.S. agency securities	$5,938	$—	$—	$5,938	$3,983	$—	$1,955
Commercial paper	$28,122	$—	$—	$28,122	$5,994	$—	$22,128
Corporate debt securities	$7,590	$1	$(1)	$7,590	$5,598	$—	$1,992
Subtotal	$56,516	$5	$(4)	$56,517	$15,575	$—	$40,942
Total	$101,928	$5	$(4)	$101,929	$57,621	$3,366	$40,942
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Contingent Earnout Liability
Fair value as of December 31, 2022	$(227)
Change in fair value included in other income (expense)	207
Fair value as of December 31, 2023	$(20)
The fair value of the Contingent Earnout Liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Contingent Earnout Liability, the Company used a Monte Carlo simulation value model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. Refer to Note 9. Stockholders’ Equity (Deficit), for further details of the Contingent Earnout.
GeneFab Note Receivable
The following table presents a summary of the changes in the fair value of the GeneFab Note Receivable (in thousands):

Note Receivable
Initial recognition as of August 7, 2023	$16,614
Change in fair value included in other income (expense)	626
Fair value as of December 31, 2023	$17,240
The fair value of the GeneFab Note Receivable is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The GeneFab Note Receivable is presented within GeneFab receivable on the consolidated balance sheet.
The Company has elected to account for the GeneFab Note Receivable under the fair value option in ASC 825, with changes in fair value reported as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using the GeneFab’s cost of borrowing, which was estimated at 13.72% as of the initial recognition date, to 12.53% as of December 31, 2023 based on published CCC-rated corporate bond yields.
GeneFab Option
The following table presents a summary of the changes in the fair value of the GeneFab Option (in thousands):

GeneFab Option
Initial recognition as of August 7, 2023	$(9,649)
Change in fair value included in other income (expense)	3,318
Fair value as of December 31, 2023	$(6,331)
The fair value of the GeneFab Option is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model.
The significant assumptions utilized in the valuation are described below:

	December 31,	August 7
	2023	2023
Current stock price	$0.66	$0.90
Expected volatility	98.1%	86.0%
Risk-free interest rate	4.12%	4.44%
Expected term (years)	2.5	3.0

GeneFab Economic Share
The following table presents a summary of the changes in the fair value of the GeneFab Economic Share (in thousands):

GeneFab Economic Share
Initial recognition as of August 7, 2023	$1,800
Change in fair value included in other income (expense)	16
Fair value as of December 31, 2023	$1,816
The fair value of the GeneFab Economic Share is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
The Company has elected to account for the GeneFab Economic Share under the fair value option in ASC 825, with changes in fair value reported as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method.
The significant assumptions utilized in the valuation are described below:

	December 31,	August 7
	2023	2023
GeneFab equity value (in thousands)	$35,448	$37,314
Volatility	65.8%	54.0%
Risk free rate	3.93%	4.23%
Expected term	4.0	4.5

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

6. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses (including prepaid rent)	$2,546	$1,871
Deposits	42	1,209
Other	195	101
Total prepaid expenses and other current assets	$2,783	$3,181
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$8,186	$7,855
Leasehold improvements	22,648	1,869
Computer equipment and software	360	374
Furniture and fixtures	326	326
Construction in progress	—	43,892
Property and equipment at cost	31,520	54,316
Less: accumulated depreciation	(6,182)	(2,955)
Property and equipment, net	$25,338	$51,361
Buildout of the current good manufacturing practice (cGMP) facility in Alameda was completed in June 2023 and the assets were placed in service.
As a result of the change in the manner in which the Company expects to recover the assets associated with the lease on the Alameda facility (refer to Note 4. GeneFab Transaction), the ROU asset and the related leasehold improvements became a separate asset group for the purposes of long-lived asset impairment assessment as of August 7, 2023. This asset group reassessment triggered a need to perform an impairment analysis. The Company concluded that the asset group was not recoverable, as the carrying value of the asset group was less than the sum of undiscounted net cash flows expected to be generated from the use of the asset group.
The Company tested the asset group for impairment and recognized an impairment loss in the amount of $25.7 million during the year ended December 31, 2023, representing the difference between the carrying value of the asset group of $54.6 million and its estimated fair value of $28.9 million, determined based on the discounted cash flows expected to be generated from the use of the asset group through the sublease. Further, the Company determined that the individual fair value of the ROU asset within the asset group exceeded its carrying value as of the impairment testing date. Accordingly, the Company allocated the entire impairment loss to the leasehold improvements associated with the Alameda lease. The adjusted carrying value of the leasehold improvements of $20.1 million will be amortized under the existing accounting policy under ASC 842, Leases (“ASC 842”) on a straight-line basis over the remaining lease term.
Depreciation totaled $3.4 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued professional and service fees related to facility construction	$—	$7,342
Accrued professional and service fees other	3,555	3,496
Accrued employee-related expenses	2,363	1,709
Other accrued expenses	9	29
Total accrued expenses and other current liabilities	$5,927	$12,576
7. Operating Leases
Lessee Accounting
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The corporate headquarters lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provided for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, to be disbursed by the landlord no later than December 31, 2023. The Company was deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance was considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease cost	$5,277	$5,300
Short-term lease cost	73	81
Variable lease cost	1,138	730
Total lease cost	$6,488	$6,111

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2023	2022
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$(2,922)	$11,363
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$(5)	$231
Weighted-average remaining lease term	7.5 years	8.2 years
Weighted-average discount rate	9.2%	9.1%
For the years ended December 31, 2023 and 2022, the Company received $3.4 million and $14.1 million, respectively, of the $17.5 million tenant improvement allowance. Through December 31, 2023, the Company has received the full $17.5 million tenant improvement allowance inception-to-date.
As of December 31, 2023 and 2022, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.
Maturities of the Company’s lease liabilities as of December 31, 2023, were as follows (in thousands):

2024	$7,254
2025	7,478
2026	7,712
2027	5,769
2028	4,855
Thereafter	19,529
Total undiscounted lease payments	52,597
Less imputed interest	(15,028)
Total lease liabilities	$37,569
As of December 31, 2023, we had one letter of credit held with JPMorgan Chase Bank in the amount of approximately $2.9 million and one letter of credit with Silicon Valley Bank, or SVB, in the amount of approximately $0.5 million related to our facility leases.
Lessor Accounting
In connection with the GeneFab transaction, on August 7, 2023, the Company entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in September 2032. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $44.1 million over the term of the sublease agreement. Sublease income was $2.0 million for the year ended December 31, 2023. Variable sublease income was $0.3 million for the year ended December 31, 2023. The Company records sublease income in other income (expense) in the consolidated statements of operations and comprehensive loss.
Refer to Note 16. Related Parties for GeneFab related party considerations.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Maturities of the Company’s sublease payments from GeneFab as of December 31, 2023, were as follows (in thousands):

2024	$4,345
2025	4,476
2026	4,610
2027	4,748
2028	4,891
Thereafter	18,295
Total undiscounted sublease payments	$41,365
8. Convertible Note
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

9. Stockholders’ Equity (Deficit)
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
In connection with the Merger, all previously issued and outstanding redeemable convertible preferred stock was converted on June 8, 2022 into an equivalent number of shares of common stock of the Company on a one-to-one basis, then multiplied by the Exchange Ratio pursuant to the Merger Agreement. Refer to Note 3, Reverse Recapitalization, for further details of the Merger.
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through December 31, 2023, no cash dividends have been declared or paid.
At December 31, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares of common stock, all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	December 31,
	2023	2022
Series A and B redeemable convertible preferred stock	—	—
Common Stock Purchase Agreement	7,327,049	8,327,049
Common stock options issued and outstanding	11,582,938	9,875,675
Restricted stock units outstanding	225,282	447,948
Common stock shares available for future issuance under equity plans	3,672,276	2,948,472
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	336,320	481,627
Contingent earnout common stock	2,000,000	2,000,000
GeneFab Option	19,633,444	—
Unvested early exercised common stock	54,860	105,500
Total	44,832,169	24,186,271
On June 8, 2022, upon the Closing, all of the outstanding redeemable convertible preferred stock was converted to Common Stock pursuant to the conversion rate effective immediately prior to the Merger and the Exchange Ratio and the remaining amount was reclassified to additional paid-in capital. Refer to Note 3. Reverse Recapitalization, for further details of the Merger.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of December 31, 2023 and December 31, 2022.
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to Chardan under the Purchase Agreement more than 8,727,049 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company issued 100,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee, upon execution of the Purchase Agreement. The Company recognized an expense of $0.7 million within general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss for the Chardan related costs and legal fees incurred in connection with the execution of the agreement.
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company issued 1,300,000 Class A common stock through December 31, 2023 aggregating to net proceeds of $1.2 million under the Common Stock Purchase Agreement.
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
The estimated fair value of the total Contingent Earnout Shares at the Closing on June 8, 2022, was $9.8 million based on a Monte Carlo simulation valuation model. Of this amount, $9.7 million was accounted for as a Contingent Earnout Liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the common stock of the Company. The remaining balance of $0.1 million relates to holders of Legacy Senti common stock that are subject to repurchase were accounted for as stock-based compensation expense and recorded as an expense, as there was no remaining service period. The Contingent Earnout Liability was remeasured to fair value, resulting in the recording of a non-cash gain of

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

$0.2 million for the year ended December 31, 2023 and non-cash gain of $9.5 million for the year ended December 31, 2022, classified within change in fair value of contingent earnout liability in the consolidated statements of operations and comprehensive loss.
Assumptions used in the valuation are described below:

	December 31,
	2023	2022

Current stock price	$0.66	$1.41
Expected share price volatility	113.5%	85.0%
Risk-free interest rate	4.51%	4.32%
Estimated dividend yield	0.0%	0.0%
Expected term (years)	1.5	2.4

10. Revenue
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
For the Spark collaboration agreement, the Company will recognize the transaction price as research and development services are provided, using a cost-based input method to measure the progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believes that the cost-based input method is the best measure of progress because other measurements would not reflect how the Company transfers the control related to the performance obligation to our customers.
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
In July 2023, the Company completed the research program under the research collaboration and license agreement with Spark and the remaining upfront payment was recognized.
As of December 31, 2023 there was no remaining upfront payment and as of December 31, 2022 there was $0.8 million remaining of the upfront payment to be recognized over the remaining period of the research program.
In November 2023, the Company entered into a Collaboration and Option Agreement with Celest Therapeutics (Shanghai) Co. Ltd. (“Celest”). Subject to the terms and conditions of the Agreement, the Company and Celest will enter into a collaboration under which Celest will lead a pilot trial of a candidate product for the SENTI-301A program in mainland China, with certain technical support from the Company. In addition, the Company agreed to grant an exclusive option to enter a license agreement with Celest to research, develop, manufacture and commercialize SENTI-301A in mainland China, Hong Kong, Macau, and Taiwan. Outside of these jurisdictions, the Company would retain its rights in the SENTI-301A program. Pursuant to the Agreement, with the exercise of the option and entering into a license agreement, the Company may become eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156.0 million, as well as certain tiered royalty payments.
For the years ended December 31, 2023 and 2022, the Company recorded revenue, which was previously included in the deferred revenue at the beginning of each period, of $0.8 million and $1.0 million, respectively.
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
Entity-wide information
During both years ended December 31, 2023 and 2022, Customers A and B accounted for 77% and 23%, respectively, of revenue.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

All revenues were generated in the United States for the years ended December 31, 2023 and 2022.
11. Stock-Based Compensation
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
As of December 31, 2023, the total number of shares of common stock available for issuance under the 2022 Plan is 2,419,363.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

As of December 31, 2023, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 1,252,913.
2022 Employee Stock Purchase Plan
On June 8, 2022, upon the Merger, the Company adopted a 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company's common stock at a price equal to 85% of the lower of the fair market values of the stock on the first day of an offering or on the date of purchase. The Company’s ESPP operates with rolling offering periods, which are generally 24 months. On November 15, 2023, upon termination of the then-current offering period in accordance with the terms of the ESPP, the Company suspended the ESPP and no new offering periods may commence under the ESPP until such time as later authorized by the Company.
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
As of December 31, 2023, the total number of shares of common stock available for issuance under the ESPP is 336,320.
Stock Options
The following table summarizes the Company’s stock option activity and related information under all equity plans, excluding performance and market awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,191,426	$3.18	9.1	$6
Granted	2,914,196	$1.60
Forfeited	(869,943)	$3.33
Outstanding at December 31, 2023	6,235,679	$2.42	7.2	$2
Vested and exercisable at December 31, 2023	2,270,135	$3.00	6.7	$2
The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 were $1.14 and $1.47, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 were $0.0 million and $0.3 million, respectively.
As of December 31, 2023 and 2022, the unrecognized stock-based compensation expense related to stock options was approximately $5.2 million and $8.0 million respectively, expected to be recognized over a weighted-average period of 2.16 years and 2.7 years respectively.
Early Exercise of Stock Options into Restricted Stock
For the years ended December 31, 2023 and 2022, the Company issued zero shares of common stock upon exercise of unvested stock options. As of December 31, 2023 and December 31, 2022, 54,860 and 105,500 shares were held by employees subject to repurchase at an aggregate price of $0.1 million and $0.3 million, respectively.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,368,501	$9.92	9.0	$—
Granted	—	$—
Forfeited	(336,990)	$9.92
Outstanding at December 31, 2023	5,031,511	$9.92	7.5	$—
Vested and exercisable at December 31, 2023	2,009,756	$9.92	7.3	$—

There were no performance based options granted or exercised during the year ended December 31, 2023, and there were 6,796,074 performance based options granted and no performance based options exercised during the year ended December 31, 2022.
As of December 31, 2023, the unrecognized stock-based compensation expense related to performance awards was approximately $3.6 million, expected to be recognized over a weighted-average period of 1.52 years.
Market Awards
In connection with the Merger, on December 19, 2021, Legacy Senti approved 605,451 market award options to its co-founder and Chief Executive Officer, Dr. Timothy Lu, that vest contingent upon the satisfaction of all three of the following conditions: a service condition, a performance condition tied to the consummation of the Merger, and market conditions. The market condition is achieved in four tranches, where 25% of the options will vest when the trading price of the Company’s stock is above various thresholds of price per share. The award and the associated recognition of stock-based compensation were contingent on the Merger being consummated. The estimated fair value of the market awards at the grant date was based on a Monte Carlo simulation valuation model. As of the approval date, Legacy Senti did not have sufficient common stock available for issuance to allow for exercise of the stock options. Upon the Merger, the Company increased the number of shares authorized and 315,748 awards were granted on June 8, 2022. Through December 31, 2023, these market awards did not meet the vesting thresholds.
The were no market based options granted or exercised during the year ended December 31, 2023, and there were 315,748 market based options granted and no market based options exercised during the year ended December 31, 2022.
As of December 31, 2023, the unrecognized stock-based compensation expense related to market awards was approximately $0.2 million, expected to be recognized over a weighted-average period of 0.63 years.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity and related information under all equity plans:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	447,948	$2.50
Forfeited	(222,666)	$—
Outstanding at December 31, 2023	225,282	$2.50
As of December 31, 2023, the unrecognized stock-based compensation expense related to restricted stock units was approximately $0.2 million, expected to be recognized over a weighted-average period of 0.72 years.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The assumptions used to determine the grant date fair value of non-market based, stock options granted were as follows, presented on a weighted-average basis:

	Years Ended December 31,
	2023	2022
Expected term (in years)	5.9	5.8
Expected volatility	82.6%	78.8%
Risk-free interest rate	3.6%	3.2%
Dividend yield	—	—
Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2023	2022
General and administrative	$10,236	$13,340
Research and development	1,456	2,222
Total stock-based compensation expense	$11,692	$15,562
In August 2023, in connection with the GeneFab transaction, the Company’s board of directors approved the modification of equity awards as part of termination of employment for the Company's employees transferred to GeneFab, including the Company’s Chief Technology Officer. The award modifications included the acceleration of certain non-vested stock options and the extension of the post-termination exercise period of certain vested stock options. The Company accounted for the award modifications under ASC 718, Compensation – Stock Compensation. During year ended December 31, 2023, the Company recorded a one-time, noncash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested awards in the amount of $2.0 million related to the equity awards modifications of the employees that were extended offers of employment by GeneFab which was included in net income from discontinued operations in the consolidated statements of operations and comprehensive loss.
Total stock-based compensation expense from discontinued operations was $(2.0) million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.
12. Income Tax
The Company did not record any income tax expense or benefit during the years ended December 31, 2023 and 2022. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

For the calendar years ended December 31, 2023 and 2022, the tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022

Deferred tax assets:
Net operating losses	$33,566	$25,249
Capitalized R&D Section 174 expense	10,146	5,131
Tax credits	9,237	6,053
Lease liability	6,005	7,789
Stock-based compensation	4,785	683
Accruals and reserves	724	756
Related Party Fair Value Adjustment	346	—
Fixed asset basis	—	259
Total deferred tax assets	64,809	45,920
Deferred tax liabilities:
Operating lease right-of-use assets	(1,548)	(3,869)
Fixed asset basis	(2,008)	—
Total deferred tax liabilities	(3,556)	(3,869)
Valuation allowance	(61,253)	(42,051)
Net deferred taxes	$—	$—
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
The valuation allowance increased by approximately $19.2 million and $12.3 million during years ended December 31, 2023 and 2022, respectively, and the Company’s deferred tax assets continue to be fully offset by the valuation allowance as at December 31, 2023. For the years ended December 31, 2023 and 2022, the Company did not record an income tax provision.
Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows (in thousands):

	Amount	Expiration Years

Net operating losses, federal (Post December 31, 2017)	$132,504	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$3,508	12/31/2036
Net operating losses, state	$71,637	12/31/2036
Tax credits, federal	$6,670	12/31/2038
Tax credits, state	$5,605	Do Not Expire
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2023	2022

Statutory rate	21.00%	21.00%
State tax	3.30%	(0.13)%
Other	(0.86)%	(0.93)%
Tax credits	3.37%	1.21%
Fair value of series B preferred stock tranche obligation	—%	—%
Fair value of contingent earnout liability	1.04%	3.41%
Valuation allowance	(27.84)%	(24.56)%
Total	—%	—%
The Company has elected to include interest and penalties as a component of tax expense. For the years ended December 31, 2023 and 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in federal and various state jurisdictions where a filing obligation has been determined. The federal and state income tax returns from inception to December 31, 2023 remain subject to examination.
The Company had $2.1 million of unrecognized tax benefits as of December 31, 2023. No liability related to uncertain tax positions is recorded on the financial statements as all uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. No positions were settled with tax authorities in 2023 and no positions were reduced as a result of a lapse of applicable statutes of limitations. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2023. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2023	2022

Balance at beginning of the year	$1,643	$1,252
Decrease related to prior year tax positions	(243)	(109)
Increase related to current year tax positions	676	500
Balance at end of the year	$2,076	$1,643

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

13. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022
Net loss from continuing operations	$(83,406)	$(49,665)
Net income (loss) from discontinued operations	12,348	(8,545)
Net loss	$(71,058)	$(58,210)

Weighted-average shares used in computing net loss per share, basic and diluted	44,372,223	26,110,785

Net loss per share from continuing operations, basic and diluted	$(1.88)	(1.90)
Net income (loss) per share from discontinued operations, basic and diluted	0.28	(0.33)
Net loss per share attributable to common stockholders, basic and diluted	$(1.60)	$(2.23)
The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Years Ended December 31,
	2023	2022
Stock options to purchase common stock	11,582,938	9,875,675
Unvested early exercised options	54,860	105,500
Restricted stock units outstanding	225,282	447,948
Contingent earnout common stock	2,000,000	2,000,000
GeneFab Option	19,633,444	0
Total	33,496,524	12,429,123
14. Retirement Plan
The Company maintains a defined contribution employee retirement plan, or 401(k) plan, for all employees upon their date of hire. The 401(k) plan is intended to qualify as tax-qualified plans under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan permit employees to contribute, on a pre-tax basis, a portion of their salary up to the Federally mandated limits. The Company matches an employee’s contribution up to 4% of the employee’s compensation. Contributions to the plans by the Company totaled $0.7 million and $0.6 million, respectively, for the years ended December 31, 2023 and 2022.
15. Commitments and Contingencies
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which the Company is liable in future periods.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. Refer to Note 7. Operating Leases, for further details of the leases. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years.
In 2021, the Company entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to acquire an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products. Refer to Note 16. Related

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Parties, for further details of the related parties. In consideration for the option, the Company is responsible for up to $10.0 million in costs and expenses incurred over the three-year term.
As of December 31, 2023, purchase commitments related to sponsored research agreements amounted to approximately $0.3 million.
The Company has entered into license agreements under which they are obligated to make annual maintenance payments of $0.2 million and specified milestone and royalty payments. Future milestone and royalty payments under these agreements are not considered contractual obligations since the payments under these agreements are contingent upon future events, such as the Company’s achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2023, the Company is unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
In connection with the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 9. Stockholders’ Equity (Deficit), for further details of the contingent earnout liability.
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
16. Related Parties
NEA
NEA held 4,426,151 shares of common stock as of December 31, 2023 and 2022. NEA held one of the six seats and one of the seven seats on the Company’s board of directors as of December 31, 2023 and 2022, respectively.
Bayer Healthcare LLC
On May 19, 2022, Legacy Senti issued to Bayer a $5.2 million unsecured convertible promissory note. On June 8, 2022, the May 2022 Note was automatically cancelled and exchanged for 517,500 shares of Class A Common Stock at a price of $10.00 per share. Refer to Note 8. Convertible Note, for further details of the convertible note.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Bayer held 5,878,488 shares of the Company’s common stock as of December 31, 2023 and 2022. Accordingly, Bayer is considered a related party.
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
GeneFab, LLC.
As a result of the transaction with GeneFab (refer to Note 4. GeneFab Transaction), the Company received the GeneFab Note Receivable and the GeneFab Economic Share and provided GeneFab with the GeneFab Option. Refer to Note 5. Fair Value Measurements.
The Company also subleased its manufacturing facility in Alameda to GeneFab and recorded sublease income of $2.3 million including variable costs charged for the year ended December 31, 2023. As of December 31, 2023, the Company had $1.5 million of charges related to the Transition Services Agreement, sublease rent and other charges due from GeneFab which are included in GeneFab receivable on the consolidated balance sheet.
In connection with the services agreement entered into with GeneFab, the Company is entitled to $18.9 million for future services under the agreement, of which $14.8 million remained in GeneFab prepaid expenses as of December 31, 2023. Additionally, amounts due from GeneFab related to costs incurred by the Company on its behalf were $1.4 million as of December 31, 2023 and were recorded in GeneFab receivable on the consolidated balance sheet. The Company incurred $3.1 million of research and development expenses under the services agreement during the year ended December 31, 2023.
Based on the intricacies of the GeneFab Transaction noted above and in Note 4. GeneFab Transaction, we have determined that GeneFab is a related party.
17. Subsequent Events
Reduction in Force
On January 5, 2024, the Company announced a reduction of approximately 37% of its workforce in connection with the Company’s plans to streamline its business operations to enable increased focus on SENTI-202 and to

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

continue with the clinical development of its SENTI-301A program through a partnership in China. The Company incurred certain one-time estimated severance and related costs as part of this resource allocation effort.
NASDAQ Bid Price Compliance Notice
On January 23, 2024, the Company received written notice from the Listing Qualifications Department granting the Company its request to transfer the listing of its common stock from The Nasdaq Global Market tier to The Nasdaq Capital Market tier, effective January 25, 2024. On February 6, 2024, the Listing Qualifications Department granted the Company’s request for a second 180-calendar day period, or until August 5, 2024, to regain compliance with the $1.00 bid price requirement.

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
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in 1. lack of formalized risk assessment process, 2. lack of segregation of duties, and 3. ineffective process level control activities over (a) management review of journal entries, (b) account reconciliations and (c) non-routine, unusual or complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
Remediation Efforts to Address the Material Weakness
Based on the remediation efforts described below, material weakness 1, 2, 3(a) and (b) noted above, has been fully remediated as of December 31, 2023, and while substantial progress has been made related to material weakness 3(c), further actions and testing are necessary before we can conclude full remediation. Remediation efforts to date include the following:
•engaging a professional accounting services firm to help us commence the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act;
•implementing a risk assessment over financial reporting controls; and
•implementing new software tools.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation over ineffective process level control activities over non-routine, unusual and complex transactions to ensure the sustainability of these remediation actions. As such, we have not concluded that the material weakness has been fully remediated as of December 31, 2023, and therefore have concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses described above.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers and executive officers and directors required by this Item 10 will be included in the 2024 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the 2024 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the 2024 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the 2024 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the 2024 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.1^	Business Combination Agreement, dated as of December 19, 2021, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex A to the Registration Statement).	S-4/A	333-262707	2.1	May 10, 2022
2.2^	Amendment No. 1 to Business Combination Agreement, dated as of February 12, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex AA to the Registration Statement).	S-4/A	333-262707	2.2	May 10, 2022
2.3^	Amendment No. 2 to Business Combination Agreement, dated as of May 19, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc.	8-K	001-40440	2.1	May 24, 2022
3.1	Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc.	8-K	001-40440	3.1	June 15, 2022
3.2	Amended and Restated Bylaws of Senti Biosciences, Inc.	8-K	001-40440	3.2	June 15, 2022
4.1	Specimen Common Stock Certificate.	8-K	001-40440	4.1	June 15, 2022
4.3	Description of Securities	10-K	001-40440	4.3	March 22, 2023
10.1	Note Subscription Agreement by and among Senti Biosciences, Inc., Dynamics Special Purpose Corp. and Bayer HealthCare LLC, dated as of May 19, 2022.	8-K	001-40440	10.1	May 24, 2022
10.2+	Senti Biosciences, Inc. 2016 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-4	333-262707	10.2	February 14, 2022
10.3+	Senti Biosciences, Inc. 2022 Equity Incentive Plan and forms of award agreements thereunder.	10-Q	001-40440	10.3	August 15, 2022
10.4+	Senti Biosciences, Inc. 2022 Employee Stock Purchase Plan.	10-Q	001-40440	10.4	August 15, 2022
10.5+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers. Combination.	S-4/A	333-262707	10.5	May 10, 2022
10.6+	Employee Offer Letter, by and between Timothy Lu and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.6	February 14, 2022
10.7+	Employee Offer Letter, by and between Philip Lee and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.7	February 14, 2022
10.8+	Employee Offer Letter, by and between Deborah Knobelman and Senti Biosciences, Inc., dated May 13, 2021.	S-4	333-262707	10.9	February 14, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.9	Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated July 17, 2018.	S-4	333-262707	10.10	February 14, 2022
10.10	First Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated May 8, 2019.	S-4	333-262707	10.11	February 14, 2022
10.11	Second Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated June 17, 2020.	S-4	333-262707	10.12	February 14, 2022
10.12†	Research and Development and Laboratory Lease Agreement, by and between 1430 Harbor Bay Pkwy LLC and Senti Biosciences, Inc., dated June 3, 2021.	10-K	001-40440	10.13	March 22, 2023
10.13†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated July 20, 2020.	S-4	333-262707	10.14	February 14, 2022
10.14†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated February 5, 2021.	S-4	333-262707	10.15	February 14, 2022
10.15†	Research Collaboration and License Agreement by and between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated April 9, 2021.	S-4	333-262707	10.16	February 14, 2022
10.16†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated May 17, 2021.	S-4	333-262707	10.17	February 14, 2022
10.17†	Collaboration and Option Agreement by and between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated May 21, 2021.	S-4	333-262707	10.18	February 14, 2022
10.18	Investor Rights and Lock-up Agreement.	8-K	001-40440	10.4	June 15, 2022
10.19	Form of Subscription Agreement.	S-4/A	333-262707	10.20	May 10, 2022
10.20	Form Sponsor Support Agreement (included in Exhibit 2.1).	S-4	333-262707	10.21	February 14, 2022
10.21	Form of Company Stockholder Support Agreement (included in Exhibit 2.1).	S-4	333-262707	10.22	February 14, 2022
10.22	Form of Amendment to Company Stockholder Support Agreement entered into on February 12, 2022 by certain stockholders of Senti Biosciences, Inc. (incorporated by reference to and Exhibit 10.1 of Dynamics Special Purpose Corp.’s Current Report on Form 8-K as filed with the SEC on February 15, 2021).	S-4	333-262707	10.24	February 14, 2022
10.23+	Senti Biosciences, Inc. 2022 Inducement Plan and forms of award agreements thereunder.	S-1	333-267390	10.24	September 12, 2022
10.24	ChEF Purchase Agreement, dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-40440	10.1	September 1, 2022
10.25	Registration Rights Agreement dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-40440	10.2	September 1, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.		Exhibit	Filing Date
10.26+	Non-Employee Director Compensation Policy.	10-Q	001-40440		10.1	November 10, 2022
10.27+	Consulting Agreement between Senti Biosciences, Inc. and David Epstein.	10-Q	001-40440		10.2	November 10, 2022
10.28+	Severance and Change in Control Agreement between the Company and Deborah Knobelman.	10-Q	001-40440		10.3	November 10, 2022
10.29+	Severance and Change in Control Agreement between the Company and Philip Lee.	10-Q	001-40440		10.4	November 10, 2022
10.30+	Severance and Change in Control Agreement between the Company and Tim Lu.	10-Q	001-40440		10.5	November 10, 2022
10.31†	Amendment No. 1 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated December 8, 2022.	10-K	001-40440		10.32	March 22, 2023
10.32†	Side Letter between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated February 3, 2023.	10-K	001-40440		10.33	March 22, 2023
10.33	Scientific Advisory Board Agreement between Senti Biosciences, Inc. and James Collins.	10-K	001-40440		10.34	March 22, 2023
10.34+	Employee Offer Letter by and between Kanya Rajangam and Senti Biosciences, Inc., dated May 10, 2022.	10-Q	001-40440		10.1	May 9, 2023
10.35†	Amendment No. 2 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated May 12, 2023.	10-Q	001-40440		10.1	August 11, 2023
10.36†	Framework Agreement by and among Senti Biosciences, Inc., GeneFab, LLC and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440		10.1	November 14, 2023
10.37†	Seller Economic Share Agreement by and among Senti Biosciences, Inc., GeneFab, Inc and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440	1	10.2	November 14, 2023
10.38†	Development and Manufacturing Services Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440		10.3	November 14, 2023
10.39†	Sublease Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440		10.4	November 14, 2023
10.40†	Option Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023.	POS-AM (on S-1)	333-265873		10.8	November 1, 2023
10.41*†	Collaboration and Option Agreement by and between Senti Biosciences, Inc., and Celest Therapeutics (Shanghai) Co. Ltd., dated November 6, 2023.
16.1	Letter from Marcum LLC to the SEC	8-K	001-40440		16.1	June 15, 2022
21.1	List of Subsidiaries	8-K	001-40440		21.1	June 15, 2022
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page to the Annual Report on Form 10-K which forms part of this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Senti Biosciences, Inc. Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

__________________

*	Filed herewith.

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

SENTI BIOSCIENCES, INC.
By:	/s/ Timothy Lu, M.D., Ph.D.
	Name:	Timothy Lu, M.D., Ph.D.
	Title:	Chief Executive Officer and President
Date: March 21, 2024

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Timothy Lu	Chief Executive Officer, President and Director	March 21, 2024
Timothy Lu, M.D., Ph.D.	(Principal Executive Officer)

/s/ Deborah Knobelman	Chief Financial Officer and Head of Corporate Development	March 21, 2024
Deborah Knobelman, Ph.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Susan Berland	Director	March 21, 2024
Susan Berland

/s/ Brenda Cooperstone	Director	March 21, 2024
Brenda Cooperstone

/s/ Edward Mathers	Director	March 21, 2024
Edward Mathers

/s/ James J. Collins	Director	March 21, 2024
James J. (Jim) Collins

/s/ Omid Farokhzad	Director	March 21, 2024
Omid Farokhzad