Form 10-K/A
period 2023-12-31
Senti Biosciences, Inc.
filed 2024-04-26
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $30.2 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on that date).
As of April 16, 2024 there were 45,755,021 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

1

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Senti Biosciences, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “Original Annual Report”), is being filed solely to include in the Original Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Amendment No. 1.
This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Annual Report. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.
Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Annual Report.

SENTI BIOSCIENCES, INC.

FORWARD LOOKING STATEMENTS
This Form 10-K/A and some of the information incorporated by reference, includes forward-looking statements regarding, among other things, the plans, strategies, and prospects, both business and financial, of Senti Biosciences, Inc. (“we,” “us,” “our,” “Senti” or the “Company”). These statements are based on the beliefs and assumptions of the management of Senti. Although Senti believes that their respective plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “might”, “will”, “should”, “seeks”, “plans”, “scheduled”, “possible”, “anticipates”, “intends”, “aims”, “works”, “focuses”, “aspires”, “strives” or “sets out” or similar expressions. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Amendment No. 1 on Form 10-K/A. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Amendment No. 1 on Form 10-K/A or to reflect the occurrence of unanticipated events.
There may be events in the future that we are not able to predict accurately or over which it has no control. The cautionary language discussed in this report provides risks, uncertainties and events that may cause actual results to differ materially from the expectations described in such forward-looking statements.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Our directors are elected to serve until the next annual meeting of stockholders at which the term of each director’s respective class expires and until his or her successor shall have been duly elected and qualified. The following table sets forth the name and age of each director, indicating all positions and offices with us currently held by the director.

Name	Positions and Offices Held with Senti Biosciences, Inc.	Director Since	Class and Year in Which Term Will Expire	Age
Timothy Lu, M.D., Ph.D.	Chief Executive Officer, President and Director	2016	Class I-2026	43
Edward Mathers(1)(2)(3)	Director	2016	Class I-2026	64
Omid Farokhzad, M.D.(1)	Director	2022	Class I-2026	55
Susan Berland(1)(2)	Director	2021	Class II-2024	69
Brenda Cooperstone, M.D.(2)	Director	2019	Class III-2025	58
James (Jim) Collins, Ph.D.(3)	Director	2022	Class III-2025	57
_______
(1)Member of audit committee.
(2)Member of compensation committee.
(3)Member of nominating and corporate governance committee.

Timothy Lu, M.D., Ph.D. has served as a member of our board of directors since June 2016, our Chief Executive Officer since July 2016, and our President since February 2018, and is one of our co-founders. In June 2010, Dr. Lu joined Massachusetts Institute of Technology faculty at the Department of Electrical Engineering and Computer Science and in 2012, he obtained a joint appointment at the Department of Biological Engineering. He currently serves on the board of directors of the Alliance for Regenerative Medicine. Dr. Lu has been a co-founder and/or a Scientific Advisory Board member to a number of biotechnology and biopharmaceutical companies, including BiomX Inc. (NYSE: PHGE) and Tango Therapeutics, Inc. (NASDAQ: TNGX). Dr. Lu received his undergraduate and Masters in Engineering degrees from MIT in Electrical Engineering and Computer Science. Thereafter, Dr. Lu earned his M.D. from Harvard Medical School and his Ph.D. in Electrical and Biomedical Engineering from Massachusetts Institute of Technology as part of the Harvard-MIT Health Sciences and Technology Medical Engineering and Medical Physics Program.
We believe Dr. Lu is qualified to serve on our board of directors due to his extensive experience in the field of synthetic biology, as well as the perspective and experience he brings as our Chief Executive Officer.
Edward Mathers has served as a member of our board of directors since July 2016. Mr. Mathers joined New Enterprise Associates, Inc. (NEA), a private venture capital firm focusing on technology and healthcare investments, in August 2008 and is currently a Partner. Prior to joining NEA, Mr. Mathers served as Executive Vice President, Corporate Development and Venture at MedImmune, Inc., a biopharmaceutical company, and led its venture capital subsidiary, MedImmune Ventures, Inc. from 2002 to 2008. Mr. Mathers currently serves on the board of directors of number of biopharmaceutical and pharmaceutical companies, including Inozyme Pharma, Inc. (NASDAQ: INZY), Reneo Pharmaceuticals, Inc. (NASDAQ: RPHM), Rhythm Pharmaceuticals, Inc. (NASDAQ: RYTM), Synlogic, Inc. (NASDAQ: SYBX) (formerly known as Mirna Therapeutics, Inc.) and Trevi Therapeutics, Inc. (NASDAQ: TRVI), and he previously served on the board of directors of Akouos, Inc. (NASDAQ: AKUS), a public biotechnology company, from October 2017 to December 2022 when it was acquired by Eli Lilly and Company (NYSE: LLY), Mirum Pharmaceuticals, Inc. (NASDAQ: MIRM), a public biopharmaceutical company, from November 2018 to September 2022, Lumos Pharma, Inc. (NASDAQ: LUMO), a public biopharmaceutical company, from January 2014 to March 2020 when it merged with NewLink Genetics Corporation (NASDAQ: NLNK), Liquidia Technologies, Inc. (NASDAQ: LQDA), a public biopharmaceutical company, from April 2009 to May 2019, Ra Pharmaceuticals, Inc. (NASDAQ: RARX), a public biopharmaceutical company, from February 2010 to April 2020 when it was acquired by UCB S.A. and ObsEva SA (NASDAQ: OBSV), a public biopharmaceutical company, from November 2015 to June 2023. Mr. Mathers earned his B.S. in chemistry from North Carolina State University.
We believe Mr. Mathers’ experience as a venture capitalist, as an executive and in business development and his experience in serving on the board of directors for several public and private biopharmaceutical and life sciences companies qualify him to serve on our board of directors.
Omid Farokhzad, M.D. has served as a member of our board of directors since the closing of our Business Combination in June 2022. He founded Seer, Inc. (NASDAQ: SEER) in 2017, which advances a transformative proteomics platform, and has served as its Chief Executive Officer since February 2018 and as a member of its board of directors since March 2017, serving as the Chair since September 2020. He also served as Founder, Chief Executive Officer and Chair of our predecessor, Dynamics Special Purpose Corp. (NASDAQ: DYNS) from March 2021 to June 2022. He previously co-founded BIND Therapeutics (acquired by Pfizer Inc. (NYSE: PFE)), Selecta Biosciences, Inc. (Nasdaq: SELB), which is developing a novel antigen-specific tolerance platform for biologics and gene therapy, and Tarveda Therapeutics, Inc., a privately held oncology biotherapeutics company. From September 2004 to February 2018, he was a Professor at Harvard Medical School and a director of the Center for Nanomedicine at Brigham and Women’s Hospital. Dr. Farokhzad holds an MA and M.D. from Boston University and an MBA from MIT Sloan School of Management.
We believe Dr. Farokhzad is qualified to serve on our board of directors because of his experience in leadership positions in the biotechnology and life science industry, his educational background and his strong scientific knowledge.
Susan Berland has served as a member of our board of directors since June 2021. Most recently, Ms. Berland served as Consulting Chief Financial Officer of Bluestar Genomics, Inc. from May 2000 through August 2021. Previously, Ms. Berland was Chief Financial Officer at Atreca, Inc. (NASDAQ: BCEL), a publicly held biopharmaceutical company, from February 2015 to April 2019 and Chief Financial Officer at Mendel Biotechnology from September 2011 to December 2014. Ms. Berland served as an independent consultant to various biotechnology companies from March 2006 to August 2011. Ms. Berland was also the Chief Financial Officer at Poniard Pharmaceuticals from September 2004 to August 2006, and Chief Financial Officer at DNA Sciences from September 2000 to May 2003. Ms. Berland held various leadership positions at Monsanto including Head of Financial Planning from June 1999 to August 2000 and Director, Mergers & Acquisitions from April 1996 to June 1999. Ms. Berland earned her B.A. in Finance and M.B.A. from the University of Wisconsin—Milwaukee.
We believe Ms. Berland is qualified to serve on our board of directors because of her extensive financial experience and experience in the biotechnology industry.
Brenda Cooperstone, M.D. has served as a member of our board of directors since October 2019. Dr. Cooperstone has held various leadership positions at Pfizer, Inc. (NYSE: PFE), a public biopharmaceutical company, including as Senior Vice President from May 2017 to December 2022, Chief Development Officer for Rare Disease in Global Product Development since May 2016 to December 2022, and Head of Development for Rare Disease in Global Product Development from November 2015 to May 2016. Dr. Cooperstone started her career in the pharmaceutical industry at Wyeth Pharmaceuticals Inc. in 1999 and joined Pfizer, Inc., when it acquired Wyeth Pharmaceuticals, Inc., in 2009. Dr. Cooperstone earned her M.D. from McGill University, and completed her residency in pediatrics at the Montreal Children’s Hospital, her clinical fellowship in pediatric nephrology at Children’s Hospital of Philadelphia and a research fellowship at the University of Pennsylvania’s Renal Electrolyte division.

We believe Dr. Cooperstone is qualified to serve on our board of directors because of her extensive experience in the pharmaceutical industry.
James J. (Jim) Collins, Ph.D. has served as a member of our board of directors since June 2022. Dr. Collins has served as the Termeer Professor of Medical Engineering and Science in the Institute for Medical Engineering and Science and the Department of Biological Engineering at MIT since December 2014. Prior to his joining MIT, from October 1990 to November 2014, Dr. Collins served as a professor in biomedical engineering at Boston University. Dr. Collins currently serves as a member of the board of directors of Fulcrum Therapeutics, Inc. (NASDAQ: FULC) since January 2017 and the Orion Biotech Opportunities Corp (NASDAQ: ORIA) since May 2021. Dr. Collins received a B.S. in Physics from the College of the Holy Cross and a doctorate in Medical Engineering from the University of Oxford. From 1987 to 1990, he was a Rhodes Scholar.
We believe Dr. Collins’ extensive industry expertise qualifies him to serve on our board of directors.
There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.
There are no material legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us.
Board Diversity
Our Corporate Governance Guidelines provide that diversity of background and experience should be considered in determining director candidates as well as other factors such as a candidate’s character, judgment, skills, education, expertise and absence of conflicts of interest. However, we do not have a formal policy concerning the diversity of the board of directors. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, and their knowledge of our business and understanding of the competitive landscape in which we operate and adherence to high ethical standards. Although the nominating and corporate governance committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the board of directors, the nominating and corporate governance committee and the full board of directors are committed to creating a board of directors that promotes our strategic objectives and fulfills its responsibilities to our stockholders, and considers diversity of gender, race, national origin, education, professional experience, and differences in viewpoints and skills when evaluating proposed director candidates.
We comply with Nasdaq Rule 5605 by having three diverse directors (50%), including two directors who self-identify as Female and one director who self-identifies as an underrepresented minority. The following table provides information regarding the gender and demographic diversity of our directors, based on each director’s voluntary self-identified characteristics.

Board Diversity Matrix (As of April 22, 2024)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background
To see our Board Diversity Matrix as of April 28, 2023, please refer to our definitive proxy statement filed with the SEC on May 1, 2023.
Executive Officers
The following table identifies our executive officers and key employees, and sets forth their current positions at the Company and their ages as of April 1, 2024.

Name	Positions and Offices Held with Senti Biosciences, Inc.	Position Held Since	Age
Timothy Lu, M.D., Ph.D.	Chief Executive Officer, President and Director	2016	43
Deborah Knobelman, Ph.D. (1)	Chief Financial Officer, Treasurer, and Head of Corporate Development	2021	51
Kanya Rajangam, M.D., Ph.D.	Head of Research and Development and Chief Medical Officer	2022	50
_______
(1) Dr. Knobelman resigned from the Company effective May 3, 2024.

You should refer to “Class I Directors” above for information about our Chief Executive Officer and President, Timothy Lu, M.D., Ph.D. Biographical information for our other executive officers as of April 1, 2024, is set forth below.
Deborah Knobelman, Ph.D. has served as our Chief Financial Officer and Treasurer since May 2021 and our Chief Financial Officer, Treasurer, and Head of Corporate Development since March 2023. Prior to joining us, Dr. Knobelman served in interim C-suite roles for several life sciences companies through her firm Waverly BioConsulting LLC from April 2012 to May 2021. Previously, Dr. Knobelman served as Chief Financial Officer at GeneriCo, LLC from April 2016 to July 2017, as Chief Business Officer at Ampio Pharmaceuticals, Inc. (NYSE: AMPE) from September 2011 to April 2012, and as Director of Commercial Strategy and Analytics at Pfizer Inc. (NYSE: PFE) from June 2008 to August 2011. Earlier in her career, Dr. Knobelman was an Equity Research Analyst covering Specialty Pharmaceuticals and Biotech as a Senior Research Analyst for Piper Sandler Cos. (earlier Piper Jaffray) (NYSE: PIPR) and as a Research Associate at JP Morgan & Co., Inc (NYSE: JPM). Dr.

Knobelman earned her AB in Chemistry from Duke University and her Ph.D. in Pharmacology from the University of Pennsylvania School of Medicine.
Kanya Rajangam, M.D., Ph.D. has served as our Head of Research and Development and the Chief Medical Officer since March 2023, and previously its Chief Medical and Development Officer from July 2022. Since January 2023, Dr. Rajangam has served as a member of the scientific advisory board of Vibe Bio, a privately held rare diseases company. Since November 2021, Dr. Rajangam has served as an independent director at Turnstone Biologics, Inc. (NASDAQ: TSBX), a publicly held TIL therapies company. Previously, she served at Nkarta, Inc. (NASDAQ: NKTX) as its Chief Medical Officer from September 2019 to June 2022 and as its Senior Vice President and Chief Medical Officer from December 2018 to September 2019. Previously, Dr. Rajangam was Senior Vice President and Chief Medical Officer at Atara Biotherapeutics, Inc. (NASDAQ: ATRA), a publicly held allogeneic T-cell immunotherapy company, from August 2017 to September 2018, Chief Medical Officer at Cleave Biosciences from December 2016 to July 2017 and Vice President of Clinical Development from June 2015 to December 2016, and Executive Director at Nektar Therapeutics (NASDAQ: NKTR), a publicly held biopharmaceutical company, from March 2015 to May 2015. Prior to that, she held positions of increasing responsibility at Onyx Pharmaceuticals, Inc. from April 2011 to February 2015, at Exelixis, Inc. from January 2008 to April 2011 and at Baxter Healthcare, Inc. from 2006 to 2007. Dr. Rajangam earned a medical degree from St. John’s Medical College Bangalore University and subsequently completed her general surgical residency at PGIMER, Chandigarh, India. She received a Ph.D. in biomedical engineering from Northwestern University.
The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he or she was or is to be selected as an executive officer. There are no material legal proceedings to which any of our executive officers is a party adverse to us or in which any such person has a material interest adverse to us.
Board Committees
Our board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues. Copies of each board committee’s charter are posted on our website. Our website and the information contained on, or that can be accessed through, such website are not deemed to be incorporated by reference in, and are not considered part of, this Amendment No. 1. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.
Audit Committee
Our audit committee consists of Susan Berland, Edward Mathers and Omid Farokhzad, M.D. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of the audit committee is Susan Berland. Our board of directors has determined that Susan Berland is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, our board of directors examined each audit committee member’s scope of experience and the nature of his or her employment. The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee include:
•helping our board of directors oversee the corporate accounting and financial reporting processes, including overseeing the work of the independent registered public accounting firm;
•managing and/or assessing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•developing, reviewing and reassessing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing and approving or ratifying related party transactions;
•reviewing our policies on risk assessment and risk management framework and major risk exposures, including the Company’s enterprise risk processes;
•reviewing, with the independent registered public accounting firm, our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues; and
•pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.
Our audit committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules and a copy of the audit committee charter is available on our website, at https://www.sentibio.com/ under “Investors-Corporate Governance- Documents & Charters.”
Compensation Committee
Our compensation committee consists of Brenda Cooperstone, M.D., Susan Berland and Edward Mathers. The chair of the compensation committee is Brenda Cooperstone. The parties have determined that each member of the compensation committee satisfies the independence requirements under the Nasdaq Listing Rules, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:
•reviewing and approving the corporate goals and objectives to be considered in determining the compensation of the chief executive officer;
•evaluating the chief executive officer’s performance in light of such corporate goals and objectives and reviewing and approving , or recommending to our board of directors for approval, the compensation of the chief executive officer based on such evaluation;
•periodically reviewing the aggregate amount of compensation being paid or potentially payable to the chief executive officer;
•reviewing and approving the compensation of our other executive officers (other than the chief executive officer);
•periodically reviewing and recommending to our board of directors the compensation of our non-employee directors;
•administering our equity incentive plans and other incentive compensation or employee benefit programs;
•reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management;
•adopting and administering our compensation recovery policy;

•reviewing, establishing and reassessing general policies and procedures relating to compensation and benefits of our employees, non-employee directors, and other members of senior management including our overall compensation philosophy;
•retaining, determining the compensation of, and overseeing any consulting firm or outside advisor to assist in compensation matters; and
•reviewing the compensation discussion and analysis and preparing the compensation committee report as required by SEC rules, if and when required, to be included in our annual proxy statement or annual report on Form 10-K.
Our compensation committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules, and a copy of the compensation committee charter is available on our website, at https://www.sentibio.com/ under “Investors - Corporate Governance - Documents & Charters.”
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Edward Mathers and James J. (Jim) Collins, Ph.D.. The chair of the nominating and corporate governance committee is Edward Mathers. Our board of directors has determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the Nasdaq Listing Rules.
Specific responsibilities of our nominating and corporate governance committee include:
•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;
•considering and making recommendations to our board of directors regarding the composition and chairpersonship of the board of directors and committees of the board of directors;
•reviewing, developing, and reassessing the adequacy of corporate governance practices;
•developing and making recommendations to our board of directors regarding corporate governance guidelines and matters;
•periodically preparing or assembling materials and conducting sessions for continuing education of our board of directors regarding effective discharge of duties; and
•overseeing periodic evaluations of our board of directors’ performance, including committees of our board of directors.
Our nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules and a copy of the nominating and corporate governance committee charter is available on our website, at https://www.sentibio.com/under “Investors - Corporate Governance - Documents & Charters.”
Director Independence
We adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors has consulted with its counsel to ensure that the board of directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Our board of directors has determined that Brenda Cooperstone, M.D., Susan Berland, Edward Mathers, Omid Farokhzad, M.D., and James J. (Jim) Collins, Ph.D. are considered independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Board and Committee Meetings Attendance
During 2023, the board of directors met eleven times, the audit committee met four times, the compensation committee met seven times, and the nominating and corporate governance committee met three times. During 2023, each member of the board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served).
Director Attendance at Annual Meeting of Stockholders
Directors are encouraged to attend the annual meeting of stockholders to the extent practicable. We held a special meeting of stockholders in lieu of an annual meeting in 2022 to approve the proposed Business Combination, among other items. We held a regular annual meeting of stockholders in 2023 which was attended by our directors.
Policy on Insider Trading, Pledging and Hedging of Company Stock
Our Insider Trading Policy prohibits our executive officers, the non-employee members of our board of directors and certain other employees from engaging in the following transactions:
•trading in the securities of the Company, whether for own account or for the account of another, while in the possession of material, nonpublic information about the Company;
•disclosing material, nonpublic information about the Company to others who may trade on the basis of that information (“tipping”).
•selling any of our securities that they do not own at the time of the sale (referred to as a “short sale”);
•buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engaging in any other hedging transaction with respect to our securities;
•using our securities as collateral in a margin account; and
•pledging our securities as collateral for a loan (or modifying an existing pledge).
As of the date of this Amendment No. 1, none of our executive officers or non-employee directors have previously engaged in any hedging or pledging transaction involving our securities.

Compensation Recovery Policy
In accordance with the requirements of the SEC and Nasdaq listing rules, the board of directors adopted a compensation recovery policy, effective as of October 2, 2023. If we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, the compensation recovery policy requires (subject to certain limited exceptions described in the policy and permitted by the SEC and Nasdaq listing rules) that we seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required that exceeds the amount that the executive officers would have received based on the restated financial statements.
Compensation Committee Interlocks and Insider Participation
For the 2023 fiscal year, Brenda Cooperstone, M.D., Susan Berland, and David Epstein (prior to his resignation from our board of directors in June 2023) served as members of the compensation committee. None of the members of the compensation committee is currently, or has been at any time, an executive officer or employee of the Company, Dynamics Special Purpose Corp. (“DYNS”) or Senti Sub I, Inc. (“Legacy Senti”). None of our executive officers currently serves, or has served during the last calendar year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics, or the Code of Conduct, that applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and is available on our website at https://investors.sentibio.com/corporate-governance/documents-charters. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of the Code of Conduct. The reference to our website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Amendment No. 1. If we make any substantive amendments to, or grant any waivers from, the Code of Conduct for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
Board Leadership Structure and Board’s Role in Risk Oversight
Timothy Lu, M.D., Ph.D. is our current President and Chief Executive Officer. We do not have a Chairperson of the Board or a lead independent director. In the absence of a Chairperson of the Board, our President and Chief Executive Officer presides at all meetings of our board of directors and stockholders. We believe this is appropriate for our company at this time because of (1) our size, (2) the size of our board, (3) our Chief Executive Officer is responsible for our day-to-day operations and implementing our strategy, and (4) discussion of developments in our business and financial condition and results are important parts of the discussion at board meetings and we believe it is appropriate for the Chief Executive Officer to chair those discussions. Our board of directors recognizes the time, effort and energy that the President and Chief Executive Officer is required to devote to his position in the current business environment, particularly as the board of directors’ oversight responsibilities continue to grow, and will periodically evaluate the leadership structure of our board of directors.
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
Communication with the Directors of Senti Biosciences, Inc.
Any interested party with concerns about our company may report such concerns to any member of the board of directors or the chairman of our nominating and corporate governance committee, by submitting a written communication to the attention of such director at the following address:
c/o Senti Biosciences, Inc.
2 Corporate Drive, First Floor
South San Francisco, CA, 94080
United States
A copy of any such written communication may also be forwarded to our legal counsel and a copy of such communication may be retained for a reasonable period of time. The director may discuss the matter with our legal counsel, with independent advisors, with non-management directors, or with our management, or may take other action or no action as the director determines in good faith, using reasonable judgment, and applying his or her own discretion.
Communications may be forwarded to other directors if they relate to important substantive matters and include suggestions or comments that may be important for other directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications.
The audit committee oversees the procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. The Company has also established a toll-free telephone number for the reporting of such activity, which is +1 (844) 982-1781.

Item 11. Executive Compensation
Non-Employee Director Compensation Policy
In July 2022, our board of directors adopted a non-employee director compensation policy. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, our non-employee directors are eligible to receive cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below. In addition, we reimburse non-employee directors for all reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or board committees. We do not pay additional compensation for attending individual meetings of our board of directors.

Annual Retainer for Board Membership	$35,000
Additional Annual Retainer for Non-Executive Chair	$30,000
Additional Annual Retainer for Committee Membership
Audit Committee Chairperson:	$15,000
Audit Committee Member (other than Chairperson)	$7,500
Compensation Committee Chairperson:	$15,000
Compensation Committee Member (other than Chairperson)	$7,500
Nominating and Corporate Governance Committee Chairperson:	$8,000
Nominating and Corporate Governance Committee Member (other than Chairperson)	$4,000

Equity Retainers
Initial Award: An initial, one-time stock option, or Initial Award, of 125,000 shares of our common stock will be granted to each non-employee director serving on our board of directors as of July 13, 2022, the date on which the non-employee director compensation policy was adopted, and to each new non-employee director upon his or her election to the board of directors following such date. Each Initial Award vests in 36 equal monthly installments over three years from the date of grant, subject to continued service as a director, unless otherwise provided by a written agreement entered into at or prior to the time that such director ceases to serve as a member of our board. Each Initial Award expires ten years from the date of grant, and will have a per share exercise price equal to the closing price of our common stock on the date of grant.
Annual Award: On the date of each annual meeting of stockholders of the Company following July 13, 2022, each continuing non-employee director other than a director receiving an Initial Award on such date, will receive an annual stock option award, or Annual Award, for 62,500 shares of our common stock. Each Annual Award vests in full on the earlier of the first anniversary of the date of grant or the date of the next annual meeting, subject to continued service, unless otherwise provided by a written agreement entered into at or prior to the time that such director ceases to serve as a member of our board. Each Annual Award expires ten years from the date of grant, and will have a per share exercise price equal to the closing price of our common stock on the date of grant.
Change of Control Acceleration: All outstanding Initial Awards and Annual Awards held by a non-employee director shall become fully vested and exercisable upon a “Change of Control” (as defined in our 2022 Equity Incentive Plan, or our 2022 Plan).
Maximum Annual Compensation
The aggregate value of all compensation granted or paid, as applicable, to any individual for service as a non-employee director in any calendar year will not exceed $750,000 (or $1,000,000 for the first year that a non-employee director is appointed or elected to our board of directors), in each case calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.

Non-Employee Director Agreements
We have entered into a scientific advisory board agreement with James (Jim) Collins, Ph.D., and previously had a consulting agreement with David Epstein, a former director who resigned from our board of directors in June 2023. The material terms of Mr. Epstein’s and Dr. Collins’ agreements are summarized below.
David Epstein
On July 1, 2022, we entered into a consulting agreement with David Epstein, or the Epstein Agreement, pursuant to which he provides certain consulting and advisory services from time to time, upon our request, that are outside the scope of the his responsibilities as a member of our board of directors. Mr. Epstein’s consulting services include advice in connection with our day to day operations relating to business development, corporate strategy, portfolio construction, fundraising and other topics as may be requested by the Chief Executive Officer, such as reviewing materials and conducting outreach to potential collaborators in connection with business development, discussing and advising on clinical and regulatory strategies and operations, attending meetings other than our board of director meetings, and providing guidance on competitive therapies and other market intelligence. As consideration for such services, Mr. Epstein was entitled to receive compensation in the amount of $9,583.33 on a monthly basis, with total compensation not to exceed $115,000 in any one calendar year. The Epstein Agreement also provides for reimbursement of reasonable, out-of-pocket expenses incurred in connection with Mr. Epstein’s performance of services upon our request. Pursuant to the Epstein Agreement, Mr. Epstein is subject to certain standard assignment of intellectual property and confidentiality covenants, as well as independent contractor covenants.
On April 27, 2023, the Epstein Agreement was amended to provide for total cash payments in the aggregate amount of $67,083.31 as full cash compensation for services provided during the period from the effective date through termination. The Epstein Agreement will terminate, along with all project assignments thereunder, on the later of (i) thirty (30) days from the date of signature of the amendment, or (ii) the conclusion of the project assignment 1 under the Epstein Agreement. Additionally, in consideration of Mr. Epstein’s consulting services provided to us under the Epstein Agreement, the board of directors amended Mr. Epstein’s stock options on June 16, 2023 to extend the post-termination exercise period until two years after his termination of continuous service for any reason other than cause, disability or death.
James (Jim) Collins
On May 14, 2021, we entered into a scientific advisory board agreement with James Collins, or the Collins Agreement, pursuant to which he serves as a member and chair of our Scientific Advisory Board, or our SAB. As consideration for such services, Dr. Collins is entitled to receive (i) cash compensation in the amount of $10,500 per year (plus, for service as chair of our SAB, an additional $9,000 per year), and (ii) subject to approval by our board of directors or compensation committee, an annual stock option award of 3,522 shares, which amount is subject to adjustment in the event of a change in our capitalization. The Collins Agreement provides for such cash compensation to be paid in equal quarterly installments and each stock option award to vest over four (4) years, subject to Dr. Collins continued service with us and subject to the terms and conditions of our 2016 Plan (or other applicable equity incentive plan in effect at the time of grant). The Collins Agreement also provides for reimbursement of reasonable, out-of-pocket expenses incurred in connection with Dr. Collins’ performance of services upon our request. Pursuant to the Collins Agreement, Dr. Collins is subject to certain standard assignment of intellectual property and confidentiality covenants, as well as independent contractor covenants.
Director Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by or paid to our non-employee directors for service on our board of directors during the year ended December 31, 2023 (including, for David Epstein, who resigned from our board of directors on June 16, 2023). Dr. Lu, who is our President and Chief Executive Officer, also served on our board of directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Lu’s compensation for his service, as our President and Chief Executive Officer, is set forth below under “Executive Compensation-Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)		All Other Compensation ($)		Total ($)

Susan Berland	$57,500	$44,219		—		$101,719
Brenda Cooperstone, M.D.	$50,000	$44,219		—		$94,219
Edward Mathers	$50,500	$44,219		—		$94,719
David Epstein (3)	$21,442	$15,509	(4)	—		$36,951
James (Jim) Collins, Ph.D.	$39,000	$49,202		$19,500	(5)	$107,702
Omid Farokhzad, M.D.	$42,500	$44,219		—		$86,719
(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted and the incremental fair value of option awards materially modified during fiscal year 2023 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(2) The following table provides information regarding the number of shares of common stock underlying stock options granted to our non-employee directors that were outstanding as of December 31, 2023.

Name	Option Awards Outstanding at 2023 Year-End (number of shares)
Susan Berland	205,113
Brenda Cooperstone, M.D.	218,938
Edward Mathers	187,500
David Epstein	125,000
James (Jim) Collins, Ph.D.	198,066
Omid Farokhzad, M.D.	187,500
(3) Mr. Epstein resigned from our board of directors effective June 16, 2023. Amounts reported in the “Fees Earned or Paid in Cash” reflect compensation paid to Mr. Epstein in accordance with our non-employee director compensation policy prior to his resignation.
(4) In consideration of Mr. Epstein’s consulting services provided to us under the Epstein Agreement, the board of directors amended Mr. Epstein’s stock options on June 16, 2023 to extend the post-termination exercise period until two years after his termination of continuous service for any reason other than cause, disability or death. The amount reported in the “Option Awards” column reflect the incremental fair value resulting from such modifications to Mr. Epstein’s option awards described in this footnote, computed in accordance with FASB ASC 718.
(5) Amount represents fees earned by James Collins in 2023 under his agreement to serve as a member and chair of our SAB.

Executive Officer Compensation
This section provides an overview of our executive compensation program as it relates to the executive officers named below (together, the “named executive officers”), for the year ended December 31, 2023, which consist of our principal executive officer and our two most highly compensated executive officers:

•Timothy Lu, M.D., Ph.D., our Chief Executive Officer and President;
•Deborah Knobelman, Ph.D., our Chief Financial Officer, Treasurer, and Head of Corporate Development; and
•Kanya Rajangam, M.D., Ph.D., our Head of Research and Development and Chief Medical Officer.
Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Timothy Lu, M.D.,Ph.D.	2023	$606,625	—	—	$817,929	$250,233	$11,711	$1,686,498
President and Chief Executive Officer	2022	$537,647	—	—	—	$268,823	$4,792	$811,262
Deborah Knobelman, Ph.D. (5)	2023	$460,013	—	—	$168,779	$154,564	$6,300	$789,656
Chief Financial Officer, Treasurer and Head of Corporate Development	2022	$424,981	—	$75,000	$428,208	$169,992	$5,244	$1,103,425
Kanya Rajangam, M.D., Ph.D. (6)	2023	$516,460	—	—	$168,779	$173,531	—	$858,770
Head of Research and Development and Chief Medical Officer	2022	$241,288	$90,000	—	$412,703	$96,515	—	$840,506
_________
(1) The amounts reported represent the aggregate grant date fair value of the restricted stock unit awards, or RSUs, granted to our named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024. The amounts reported in this column reflect the accounting cost for the RSUs and do not correspond to the actual economic value that may be received by our named executive officers upon the vesting of the RSUs, issuance of shares of common stock, or any sale of shares of common stock received pursuant to such awards.
(2) The amounts reported represent the aggregate grant date fair value of the stock options granted to the named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC 718. Such grant date fair value does not take into account any estimated or actual forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024. The amounts reported in this column reflect the accounting cost for the stock options, and does not correspond to the actual economic value that may be received upon exercise of the stock options, issuance of shares of common stock, or any sale of any of the underlying shares of common stock.

(3) Reflects performance-based cash bonuses awarded to our named executive officers. Amounts reflect the actual cash incentive bonuses received by our named executive officers for performance of services in 2023 and 2022, as indicated, and were paid in the subsequent year. See “—Narrative to the Summary Compensation Table—Non-Equity Incentive Plan Compensation” below for a description of the material terms pursuant to which this compensation was awarded.
(4) Reflects employer matching contributions made under our 401(k) plan.
(5) Dr. Knobelman resigned from the Company effective May 3, 2024.
(6) Dr. Rajangam began her employment with us effective as of July 5, 2022, and the amounts reported in the “Salary” column for 2022 reflect salary earned following her commencement of employment with us.

Narrative to Summary Compensation Table
Our compensation committee or board of directors reviews compensation annually for all employees, including named executive officers. In making compensation determinations, we consider compensation for comparable positions in the market and with peer companies, the historical compensation levels of executives, individual performance as compared to our expectations and objectives, our desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to the company.
Annual Base Salaries
Base salaries for the executive officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also draw upon the experience of members of the board of directors with executives at other companies. The 2023 base salaries for the named executive officers were as follows: (a) $606,625 for Dr. Lu; (b) $516,460 for Dr. Rajangam; and (c) $460,013 for Dr. Knobelman.
Non-Equity Incentive Plan Compensation
Our named executive officers are each eligible to receive a discretionary annual bonus based on individual and company performance. In 2023, Dr. Lu was eligible to earn an annual target performance bonus equal to 55% of his 2023 base salary based on the achievement of corporate objectives. Dr. Rajangam and Dr. Knobelman were eligible to earn an annual target performance bonus equal to 40% of their respective 2023 base salary based on the achievement of both individual and corporate objectives. Payment of 2023 annual bonuses was based in part on us achieving certain research and product development, capital raising and other target goals. Based on the achievement of such goals, the compensation committee determined that Dr. Lu was entitled to 75% of his target bonus for 2023 performance, and Dr. Rajangam and Dr. Knobelman were each entitled to 84% of their respective target bonuses for 2023 performance.
Equity Incentive Awards
Our equity incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our named executive officers.
We have historically used stock options and RSUs as incentives for long-term compensation to the named executive officers as the return on such awards is tied to an increase in our stock price. We may grant equity awards at such times as our board of directors or compensation committee determines appropriate in their discretion. Additional grants may occur periodically in order to incentivize executives with respect to achieving certain corporate goals or to reward them for exceptional performance.

Prior to the completion of our Business Combination, all of the equity incentive awards were made pursuant to our 2016 Stock Incentive Plan, as amended, or the 2016 Plan. Following the completion of the Business Combination, all equity incentive awards were granted under the terms of our 2022 Equity Incentive Plan, or the 2022 Plan. See “-Outstanding Equity Awards at Fiscal Year-End” below for additional information.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023:

			Option Awards					Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Timothy Lu	2/2/2021(2)	1/1/2021	454,024	—	—	$2.66	2/1/2031	—	—
	12/19/2021(3)	6/8/2022	820,443	1,367,407	—	$9.92	12/18/2031	—	—
	12/19/2021(4)	12/19/2021	—	—	315,748	$9.92	12/18/2031	—	—
	2/1/2023(6)	2/1/2023	131,248	498,752	—	$1.81	1/31/2033	—	—
Deborah Knobelman (7)	5/20/2021(2)	5/18/2021	94,787	51,988	—	$7.87	5/19/2031	—	—
	12/19/2021(3)	6/8/2022	355,390	592,318	—	$9.92	12/18/2031	—	—
	10/3/2022(2)	9/20/2022	75,000	165,000	—	$2.50	10/2/2032	—	—
	10/3/2022(5)	9/20/2022	—	—	—	—	—	$30,000	$19,800
	2/1/2023(6)	2/1/2023	27,083	102,917	—	$1.81	1/31/2033	—	—
Kanya Rajangam	7/18/2022(2)	7/5/2022	116,077	211,673	—	$1.80	7/17/2032	—	—
	2/1/2023(6)	2/1/2023	27,083	102,917	—	$1.81	1/31/2033	—	—
__________
(1) The amounts reported in this column reflect the number of unvested shares multiplied by $0.66, which was the closing market price of our common stock on December 29, 2023, the last trading day of fiscal year 2023.
(2) 25% of the shares underlying this option vest on the one-year anniversary of the vesting commencement date and the remainder vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.
(3) The shares underlying this option were subject to both time-based and performance-based vesting conditions. 100% of the shares underlying the option satisfied the performance based vesting condition upon consummation of our Business Combination. The shares underlying the option shall satisfy the time-based vesting condition as follows: 25% on the one-year anniversary of the vesting commencement date and the remainder vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued service relationship through the applicable vesting date.
(4) The shares underlying this option are subject to the service-based and market-based vesting conditions. The market-based vesting conditions are satisfied upon attainment of certain share prices, or hurdle prices, for 20 out of 30 consecutive trading days. The hurdle prices are $14.82, $19.78, $24.73 and $29.69, which each relate to 25% of the option shares. Upon the date that the market-based hurdles are satisfied, 50% of the applicable shares vest on the later of such date or the first anniversary of the vesting commencement date, and the remaining 50% of the shares vest on the later of the earned date or the second anniversary of the vesting commencement date, in each case subject to Dr. Lu’s continued service relationship.
(5) All of the shares underlying this RSU will vest on the second anniversary of the vesting commencement date, subject to the named executive officer’s continued employment.
(6) The shares underlying this option vest in 48 substantially equal monthly installments over four years from the vesting commencement date, subject to the named executive officer’s continued employment through the applicable vesting date.
(7) Dr. Knobelman resigned from the Company effective May 3, 2024.

Pension and Retirement Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or defined benefit retirement plan sponsored by us during the fiscal year ended December 31, 2023.
Nonqualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by the Company during the fiscal year ended December 31, 2023.
Employment Arrangements
We have entered into employment offer letters with each of our named executive officers, which generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary and eligibility for employee benefits. Each of our named executive officers has executed a form of our standard confidential information and inventions assignment agreement.
Additionally, each of our named executive officers is entitled to certain severance benefits pursuant to their employment offer letters (or, for Drs. Lu and Knobelman, a Severance and Change in Control Agreement), the terms of which are described under the section titled “Potential Payments and Benefits upon Termination or Change in Control” below.
Offer Letter with Timothy Lu, M.D., Ph.D.
In December 2018, we entered into an employment letter agreement with Dr. Lu, which sets forth the terms of his employment with Senti. Pursuant to his offer letter, Dr. Lu was initially entitled to an annual base salary of $400,000, a signing bonus of $168,333, and a discretionary annual target bonus equal to 40% of his base salary, contingent upon the achievement of performance objectives established by our board of directors. Dr. Lu is also eligible to participate in our employee benefits plans generally available to our employees, subject to the terms of such plans.
Agreement with Deborah Knobelman, Ph.D.
In May 2021, we entered into an employment offer letter with Dr. Knobelman, which sets forth the terms of her employment with Senti. Pursuant to her offer letter, Dr. Knobelman was initially entitled to an annual base salary of $400,000, a signing bonus of $40,000, and a discretionary annual target bonus equal to 40% of her base salary, contingent upon the achievement of performance objectives established by our board of directors. Subject to approval of our board of directors, Dr. Knobelman was eligible to receive an option to purchase 750,000 shares of Legacy Senti’s common stock, which option vests over a four-year period, subject to her continuous service, and was subsequently converted into an option to purchase 146,775 shares of our common stock pursuant to the Business Combination. Dr. Knobelman is also eligible to participate in our employee benefit plans generally available to our employees, subject to the terms of such plans.

Agreement with Kanya Rajangam, M.D., Ph.D.
In May 2022, we entered into an employment offer letter with Dr. Rajangam, which sets forth the terms of her employment with Senti. Pursuant to her offer letter, Dr. Rajangam was initially entitled to an annual base salary of $490,000, a signing bonus of $90,000, and a discretionary annual target bonus equal to 40% of her base salary, contingent upon the achievement of performance objectives established by our board of directors or compensation committee. Additionally, subject to approval of our board of directors, Dr. Rajangam was eligible to receive an option to purchase 0.75% of our issued and outstanding shares as of immediately following the closing of our Business Combination, which option vests over a four-year period subject to her continuous service. Dr. Rajangam is also eligible to participate in our employee benefit plans generally available to our employees, subject to the terms of such plans. Dr. Rajangam’s offer letter also includes severance benefits, as described under the section titled “Potential Payments and Benefits upon Termination or Change in Control” below.
Potential Payments and Benefits upon Termination or Change in Control
Regardless of the manner in which a named executive officer’s employment with us terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary and accrued unused vacation pay.
Termination Payments and Benefits
In July 2022, we entered into a Severance and Change in Control Agreement with each of Drs. Lu and Knobelman, which sets forth the terms of their severance benefits and supersedes the severance benefits to which such named executive officers were previously entitled to under their employment offer letters.
Pursuant to each named executive officer’s offer letter (or, for Drs. Lu and Knobelman, their Severance and Change in Control Agreement), each of our named executive officers is eligible to receive the following severance payments and benefits, in accordance with the terms and conditions of their respective Severance and Change in Control Agreement or offer letter, upon a termination without “cause” or upon resignation for “good reason”, contingent upon the named executive officer’s timely delivery to the Company of an effective release of claims, or a qualifying termination:
•In the event of a qualifying termination, Dr. Lu is entitled to severance equal to (i) 12 months of his then current base salary, (ii) the prorated portion of his target annual bonus, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which his employment terminated, and (iv) up to 12 months of continued group health plan benefits at levels in effect at the time of termination. In lieu of the foregoing payments and benefits, if such qualifying termination occurs within 3 months before or 12 months after a “change of control”, then Dr. Lu is entitled to severance equal to (i) 18 months of his then current base salary, (ii) his target annual bonus for the year of termination, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which his employment terminated, (iv) up to 18 months of continued group health plan benefits at levels in effect at the time of termination, and (v) accelerated vesting of all outstanding time-based equity awards (and the time-based vesting conditions of equity awards which vest by a combination of time-based and performance-based vesting conditions) held by Dr. Lu.
•In the event of a qualifying termination, Dr. Knobelman is entitled to severance equal to (i) 9 months of her then current base salary, (ii) all earned but unpaid bonus for the calendar year prior to the year in which her employment terminated, and (iii) up to 9 months of continued group health plan benefits at levels in effect at the time of termination. In lieu of the foregoing payments and benefits, if such qualifying termination occurs within 3 months before or 12 months after a “change of control”, then Dr. Knobelman is entitled to severance equal to (i) 12 months of her then current base salary, (ii) her target annual bonus for the year of termination, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which her employment terminated, (iv) up to 18 months of continued group health plan benefits at levels in effect at the time of termination, and (v) accelerated vesting of the time-based equity awards (and the time-based vesting conditions of equity awards which vest by a combination of time-based and performance-based vesting conditions) held by Dr. Knobelman.

•In the event of a qualifying termination, Dr. Rajangam is entitled to severance equal to (i) 9 months of her then current base salary, (ii) all earned but unpaid bonus for the calendar year prior to the year in which her employment terminated, and (iii) up to 9 months of continued group health plan benefits at levels in effect at the time of termination. In lieu of the foregoing payments and benefits, if such qualifying termination occurs within 3 months before or 12 months after a “change of control”, then Dr. Rajangam is entitled to severance equal to (i) 12 months of her then current base salary, (ii) her target annual bonus for the year of termination, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which her employment terminated, (iv) up to 18 months of continued group health plan benefits at levels in effect at the time of termination, and (v) accelerated vesting of the time-based equity awards (and the time-based vesting conditions of equity awards which vest by a combination of time-based and performance-based vesting conditions) held by Dr. Rajangam.
The payments and benefits provided to our named executive officers in connection with a change in control may not be eligible for a federal income tax deduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, or the Code. These payments and benefits may also subject the named executive officers to an excise tax under Section 4999 of the Code. If the payments and benefits payable to Drs. Lu, Knobelman or Rajangam in connection with a change in control would subject them to the excise tax imposed under Section 4999 of the Code, such severance benefits will be reduced if such reduction would result in a higher net after-tax benefit to such named executive officers.
For the purposes of our named executive officers’ severance benefits, the following definitions apply:
•“cause” generally means the occurrence of any of the following: (i) the employee’s material breach of their employment offer letter; (ii) any act (other than retirement) or omission which has a material and adverse effect on our business, or on the employee’s ability to perform services for us, including the commission of any crime (other than minor traffic violations); or (iii) material misconduct or material neglect of the employee’s duties in connection with our business or affairs.
•“change of control” has the meaning set forth in our 2022 Plan (excluding consummation of our Business Combination).
•“good reason” generally means the executive’s termination of their own employment because of any of the following: (i) our breach of any one or more of the material provisions of the executive’s employment offer letter; (ii) a material reduction by us of their annual base salary, unless they consent to such reduction or unless such reduction is applied equally, as a percentage of base salary, to all our senior executives; (iii) a material change in the geographic location at which they are required to provide services; or (iv) a material adverse change in their duties, authority, or responsibilities relative to their duties, authority, or responsibilities in effect immediately prior to such reduction (other than a change in title and provided that a change in title, reporting lines or position in connection with a change of control will not, in itself, be deemed to be a change in duties, authority or responsibility); provided, however, that the executive comply with notice and cure periods set forth in the applicable employment offer letter or Severance and Change in Control Agreement.
Health and Welfare and Retirement Benefits
Health and Welfare Benefits and Perquisites
All of our current named executive officers are eligible to participate in our health and welfare employee benefit plans generally available to our employees, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.
401(k) Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our 401(k) plan is intended to qualify as a tax-qualified plan under the Code. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We currently provide matching 401(k) contributions to participants in the 401(k) plan, including our named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of April 15, 2024:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding common stock.
The column entitled “Shares Beneficially Owned” is based on a total of 45,755,021 shares of our common stock outstanding as of April 15, 2024.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Senti Biosciences, Inc., 2 Corporate Drive, First Floor, South San Francisco, CA 94080.

	Shares beneficially owned
Name and address of beneficial owner (1)	Number	Percentage
Directors and Named Executive Officers:
Timothy Lu, M.D., Ph.D.(2)	3,412,470	7.2%
Deborah Knobelman, Ph.D. (3)	739,931	1.6%
Kanya Rajangam, M.D., Ph.D. (4)	213,045	*
James J. (Jim) Collins (5)	265,743	*
Omid Farokhzad (6)	2,027,264	4.4%
Brenda Cooperstone (7)	111,299	*
Susan Berland (8)	93,070	*
Edward Mathers (9)	79,861	*
All executive officers and directors as a group (8 persons) (10)	6,942,683	15.2%
5 Percent Holders:
Entities Affiliated with 8VC (11)	2,537,558	5.5%
Entities Affiliated with NEA (12)	4,426,151	9.7%
Bayer Healthcare LLC (13)	5,878,488	12.8%
Accounts Advised or Sub Advised by T. Rowe Price Associates (14)	3,554,017	7.8%
ARK Genomic Revolution EFT (15)	2,371,891	5.2%
_________
*Represents beneficial ownership of less than 1%.
(1) Unless otherwise noted, the business address of each of the individuals and entities listed in the table above is c/o Senti Biosciences, Inc., 2 Corporate Drive, First Floor, South San Francisco, California 94080.

(2) Consists of (i) 559,496 shares of Common Stock held directly by Dr. Lu, (ii) 528,390 shares of Common Stock held by Luminen Services, LLC, as trustee of the Luminen Trust, of which Dr. Lu is the settlor, (iii) 528,390 shares of Common Stock held by Dr. Lu’s wife, Sandy Shan Wang, and (iv) 1,796,194 shares of Common Stock issuable upon exercise of stock options held by Dr. Lu that are exercisable within 60 days of April 15, 2024.
(3) Consists of 739,931 shares of Common Stock issuance upon exercise of stock options held by Dr. Knobelman that are exercisable within 60 days of April 15, 2024. None of Dr. Knobelman’s restricted stock units will vest within 60 days of April 15, 2024.
(4) Consists of 213,045 shares of Common Stock issuance upon exercise of stock options held by Dr. Rajangam that are exercisable within 60 days of April 15, 2024.
(5) Consists of 176,130 shares of Common Stock held directly by Dr. Collins and 89,613 shares of Common Stock issuable upon exercise of stock options held by Dr. Collins that are exercisable within 60 days of April 15, 2024.
(6) Consists of 1,947,403 shares of Common Stock held by Dynamics Group, LLC and 79,861 shares of Common Stock issuable upon exercise of stock options held by Dr. Farokhzad that are exercisable within 60 days of April 15, 2024. Dr. Farokhzad controls and is the sole member of Dynamics Group, LLC.
(7) Consists of 111,299 shares of Common Stock issuable upon exercise of stock options held by Ms. Cooperstone that are exercisable within 60 days of April 15, 2024.
(8) Consists of 93,070 shares of Common Stock issuable upon exercise of stock options held by Ms. Berland that are exercisable within 60 days of April 15, 2024.
(9) Consists of 79,861 shares of Common Stock issuable upon exercise of stock options held by Mr. Mathers that are exercisable within 60 days of April 15, 2023.
(10) Consists of shares beneficially owned by the executive officers and directors listed in the table above.
(11) Based on a Schedule 13G filed with the SEC on February 8, 2023. Consists of (i) 2,498,277 shares of Common Stock held by 8VC Fund I, L.P. (“8VC”); and (ii) 39,281 shares of Common Stock held by 8VC Entrepreneurs Fund I, L.P. (“8VC Entrepreneurs” and, collectively with 8VC, the “8VC Entities”). 8VC GP I, LLC (“8VC GP I”), as general partner of each of the 8VC Entities, has sole voting and dispositive power with respect to the securities held by the 8VC Entities. Joe Lonsdale, in his capacity as the managing member of 8VC GP I, has sole voting and dispositive power with respect to the shares held by the 8VC Entities. Mr. Lonsdale and 8VC GP I disclaim beneficial ownership of the shares held by the 8VC Entities. The address of each of the 8VC Entities is 907 South Congress Avenue, Austin, Texas 78704.
(12) Based on a Schedule 13D filed with the SEC on July 15, 2022. Consists of 4,426,151 shares of Common Stock held by New Enterprise Associates 15, L.P. (“NEA 15”). The securities directly held by NEA 15 are indirectly held by NEA Partners 15, L.P. (“NEA Partners 15”), which is the sole general partner of NEA 15, NEA 15 GP, LLC (“NEA 15 LLC”), which is the sole general partner of NEA Partners 15, and each of the individual managers of NEA 15 LLC. The individual managers of NEA 15 LLC (collectively the “NEA 15 Managers”) are Forest Baskett, Anthony A. Florence, Mohamad Makhzoumi, Scott D. Sandell and Peter Sonsini. NEA 15, NEA Partners 15, NEA 15 LLC and the NEA 15 Managers share voting and dispositive power with regard to the shares directly held by NEA 15. Mr. Edward Mathers, a member of the board of directors of the Combined Company, is a partner at New Enterprise Associates, Inc., which is affiliated with NEA 15, but does not have voting or investment power over the shares held by NEA 15. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares of Common Stock. The address for these entities and individuals is 1954 Greenspring Drive, Suite 600, Timonium, Maryland 21093.
(13) Based on a Schedule 13G filed with the SEC on February 13, 2023 by Bayer Healthcare LLC. Consists of 5,878,488 shares of Common Stock held by Bayer HealthCare LLC (“BHC”), Bayer US Holding LP (BUSH LP”), Bayer World Investments B.V. (“BWI”) and Bayer Aktiengesellschaft (“Bayer”) of which each of BUSH LP, BWI and Bayer share voting and dispositive power. BHC is an indirect wholly-owned subsidiary of Bayer AG, which may be deemed to be an indirect beneficial owner of the shares owned directly by Bayer. BHC is controlled by BUSH LP. BWI is the general partner of BUSH LP. BWI is an indirect, wholly owned subsidiary of Bayer. Accordingly, Bayer may be deemed to be an indirect beneficial owner of the shares of Common Stock beneficially owned directly by BHC. Kelly Gast, President of Bayer, and Brian Branca, Treasurer of Bayer, share voting and dispositive power over the shares held by Bayer. The business address for BHC and BUSH LP is 100 Bayer Boulevard, Whippany, New Jersey 07981. The business address for BWI is Siriusdreef 36, 2132 WT Hoofddorp,

The Netherlands 2132WT. The business address for Bayer is Bayerwerk, Gebaeude W11, Kaiser-Wilhelm-Allee 1, Leverkusen, Germany 51373.
(14) Based on a Schedule 13G filed with the SEC on February 14, 2023 by T.Rowe Price Associates, Inc. (TRPA”). Consists of 3,554,017 shares of common stock held by TRPA of which TRPA has sole voting power over 552,865 shares of common stock and sole dispositive power over 3,231,973 shares of common stock. TRPA is the wholly owned subsidiary of T. Rowe Price Group, Inc., which is a publicly traded financial services holding company. The address of each of these entities is 100 East Pratt Street, Baltimore, MD 21202.
(15) Based on a Schedule 13G filed with the SEC on January 31, 2022 by ARK Investment Management LLC. The address of this entity is 3 East 28th Street, 7th Floor, New York, NY 10016.

Employee Compensation Plan Information
The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders (1)	11,061,133	(4)	$6.15	2,755,683	(5) (6)
Equity compensation plans not approved by security holders (2)	747,087		$2.01	1,252,913
Total	11,808,220		$5.88	4,008,596

__________
(1) Includes our 2016 Plan, our 2022 Plan, and our 2022 Employee Stock Purchase Plan, or ESPP.
(2) Includes our 2022 Inducement Plan, or our Inducement Plan. For more information regarding our Inducement Plan, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024.
(3) The weighted average exercise price is calculated based solely on outstanding stock options.
(4) Amount includes 225,282 shares subject to outstanding RSUs, but does not include any purchase rights under our ESPP. ESPP Offering was suspended until further notice.
(5) As of December 31, 2023, a total of 2,419,363 shares of our common stock were available for issuance under our 2022 Plan. Our 2022 Plan provides that on the first day of each year commencing January 1, 2023, the number of shares reserved for issuance under our 2022 Plan will automatically increase by 5% of the outstanding number of shares of our common stock on the last day of the preceding calendar year or such lesser number of shares as approved by our board of directors prior to the effective date of the annual increase. As a result of such automatic annual increase, 2,287,751 shares were added to the number of shares available for issuance under our 2022 Plan on January 1, 2024. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under our 2022 Plan (or under our 2016 Plan immediately prior to the

Business Combination Agreement) will be added back to the shares of common stock available for issuance under the 2022 Plan. The Company no longer makes grants under the 2016 Plan.
(6) As of December 31, 2023, a total of 336,320 shares of our common stock were available for issuance under our ESPP. Our ESPP provides that on the first day of each year commencing January 1, 2023, the number of shares reserved for issuance under our ESPP will automatically increase by the lesser of 1% of the outstanding number of shares of our common stock on the last day of the preceding calendar year, 1,000,000 shares, or such lesser number of shares as determined by our board of directors prior to the effective date of the annual increase. As a result of such automatic increase, 457,550 shares were added to the number of shares available for issuance under our ESPP on January 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Transactions
Other than the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.
Legacy Senti Related Party Transactions
Convertible Note Exchange
On the closing of the Business Combination, an unsecured convertible promissory note, or the Note in the aggregate principal amount of $5,175,000 that was previously issued by Legacy Senti to Bayer Healthcare LLC, or Bayer for a purchase price of $5,175,000 on May 19, 2022 was automatically cancelled and exchanged for 517,500 shares of DYNS Class A Common Stock, or the Convertible Note Exchange. All interest accrued on the Note was cancelled as part of the Convertible Note Exchange. The shares of DYNS Class A Common Stock issued in the Convertible Note Exchange, which were reclassified into shares of our common stock in connection with the Business Combination, are entitled to the same registration rights granted to the PIPE Investors (as defined below) with respect to the PIPE Shares.
Mr. Lee Cooper, a former member of Legacy Senti’s board of directors who resigned in connection with the Business Combination, is employed as a Director of Venture Investments with Leaps by Bayer, an investment arm of Bayer AG, which is an affiliate of Bayer Healthcare LLC. At the time of this transaction, Bayer Healthcare LLC was a holder of greater than 5% of our outstanding stock.
PIPE Investment
In connection with the Business Combination, DYNS entered into subscription agreements with certain investors, or the PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, and DYNS agreed to sell to the PIPE Investors, an aggregate of 6,680,000 shares of DYNS Class A Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $66.8 million, in the PIPE Investment.
The table below sets forth the number of shares of DYNS Class A Common Stock purchased by Legacy Senti’s related parties:

Related Person	Shares of DYNS Class A Common Stock	Total Purchase Price
S. Peter Lee (1)	300,000	$3,000,000
New Enterprise Associates 15, L.P. (2)	1,250,000	$12,500,000
Entities Affiliated with 8VC (3)	600,000	$6,000,000
Matrix Partners China VI Hong Kong Limited(4)	60,000	$600,000
___________
(1) S. Peter Lee is the father of Philip Lee, Ph.D., our former Chief Technology Officer and Secretary.
(2) Mr. Mathers, a member of our board of directors, is employed as a Partner at New Enterprise Associates, Inc., which is affiliated with New Enterprise Associates 15, L.P, which holds greater than 5% of our outstanding stock.
(3) Mr. Kolicich, a former member of Legacy Senti’s board of directors, is employed as a Partner of Eight Partners VC, LLC, which is an affiliate of 8VC Fund I L.P., or 8VC, and 8VC Entrepreneurs Fund I, L.P., or 8VC Entrepreneurs, which held greater than 5% of Legacy Senti’s outstanding capital stock as of immediately prior to the Business Combination.
(4) Ms. Geng, is a former member of Legacy Senti’s board of directors and was a former Vice President of Matrix Partners China, which is an affiliate of Matrix Partners China VI Hong Kong Limited, which held greater than 5% of Legacy Senti’s outstanding capital stock as of immediately prior to the Business Combination.
All shares of DYNS Class A Common Stock purchased by the PIPE Investors as set forth above were reclassified into shares of our common stock in connection with the Business Combination.

Investor Rights Agreement
On June 8, 2022, or the Closing Date, DYNS, certain affiliated stockholders of DYNS, including Dynamics Sponsor LLC, a Delaware limited liability company, or the Sponsor, and certain affiliated securityholders of Legacy Senti, including its directors and executive officers, entered into an investor rights and lock-up agreement, or the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, each signatory thereto (other than DYNS) was granted certain registration rights with respect to their respective shares of our common stock.
The Investor Rights Agreement restricts the ability of each stockholder who is a party thereto (other than DYNS) to transfer its shares of common stock (or any securities convertible into or exercisable or exchangeable for shares of common stock), subject to certain permitted transfers, for a period of one year following the Closing Date, or the General Lock-Up or, in the case of certain stockholders of Legacy Senti, 18 months following the Closing Date, or the Extended Lock-Up; provided that (A) the foregoing restrictions do not apply to any shares of common stock purchased pursuant to subscription agreements in the PIPE financing, and (B) if the last reported per share sale price of our common stock on Nasdaq, or any other national securities exchange on which our common stock is then traded, is greater than or equal to $12.00 per share over any 20 trading days within any consecutive 30-trading day period following the Closing Date, then, commencing at least 150 days after the Closing Date, the General Lock-Up will be deemed to have expired with respect to the shares of common stock subject to the General Lock-Up and the Extended Lock-Up.
Agreement with David Epstein
On July 1, 2022, we entered into an consulting agreement with our director, David Epstein, pursuant to which he provides certain consulting and advisory services, as is more fully described in the section titled “Non-Employee Director Compensation- Non-Employee Director Agreements”.

Agreement with James Collins
On May 14, 2021, we entered into an agreement with our director James Collins, pursuant to which he is a member and chair of the Company’s Scientific Advisory Board (“SAB”), and as more fully described in the section titled “Non-Employee Director Compensation- Non-Employee Director Agreements”.
Agreement with Seer, Inc.
On December 23, 2022, we agreed to purchase a piece of biologics automation equipment for our research facility from Seer, Inc. (NASDAQ: SEER) for $200,000. Omid Farokhzad, a member of our board of directors, is the Chief Executive Officer of Seer. The equipment was delivered in January 2023. The consideration of $200,000, plus interest, will be paid over a two-year period. Ownership title will transfer to Senti upon final payment. The design and sale of this equipment is the main business of Seer and there is no comparable product on the market. The Audit Committee approved the purchase of the equipment at a committee meeting on March 17, 2023. The transaction was classified in the Company’s books as a finance lease that commenced on March 1, 2023.
Indemnification Agreements
The certificate of incorporation contains provisions limiting the liability of directors, and the bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. The certificate of incorporation and bylaws also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board of directors.
In addition, we have entered into or intend to enter into an indemnification agreement with each of our directors and executive officers, which will require us to indemnify them.
Stock Option Grants to Directors and Executive Officers
We have granted stock options to our directors and executive officers, as more fully described in Item 11 herein.
Related Person Transactions Policy
Our board of directors has adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which Senti and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving or rejecting any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.
Sponsor Support Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor and each of the DYNS officers and directors entered into the Sponsor Support Agreement with DYNS and Senti. Under the Sponsor Support Agreement, the Sponsor has agreed to vote, at any meeting of the stockholders of DYNS and in any action by written consent of the stockholders of DYNS, all of its shares of Class B Common Stock (together with any other equity securities of DYNS that it holds of record or beneficially, as of the date of the Sponsor Support Agreement, or of which it acquires record or beneficial ownership after the date thereof (the “Subject DYNS Equity Securities”)) (i) in favor of (a) the Business Combination Agreement and the transactions contemplated thereby and (b) the other proposals that DYNS and Senti agreed in the Business Combination Agreement shall be submitted at such meeting for approval by DYNS’s stockholders together with the proposal to obtain the DYNS stockholders’ approval for the Business Combination (the “Required Transaction Proposals”) and (ii) against any proposal that conflicts or materially impedes or interferes with any Required Transaction Proposals or that would adversely affect or delay the

Business Combination. The Sponsor Support Agreement also prohibits the Sponsor from, among other things and subject to certain exceptions, selling, assigning or transferring any Subject DYNS Equity Securities held by the Sponsor or taking any action that would have the effect of preventing or materially delaying the Sponsor from performing its obligations under the Sponsor Support Agreement. In addition, in the Sponsor Support Agreement, the Sponsor agrees to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of Class B Common Stock held by the Sponsor convert into shares of Class A Common Stock in connection with the transactions contemplated by the Business Combination Agreement.
Commitments and Contingencies
Registration Rights
The holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to the registration and stockholder rights agreement requiring us to register such securities for resale. As at the date of this Amendment No. 1, there are 5,750,000 Founder Shares, 871,028 of which were distributed to the Anchor Investors, and 715,500 Private Placement Shares outstanding. The holders of these securities are entitled to make up to three demands, excluding short form demands, that DYNS registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. DYNS will bear the expenses incurred in connection with the filing of any such registration statements. Under the Investor Rights Agreement, the Anchor Investors will be entitled to registration rights in respect of these shares.
In addition, the PIPE Investors are entitled to registration rights pursuant to the subscription agreements they entered into with DYNS in connection with the PIPE Investment. The PIPE Investors subscribed for, in aggregate, 5,060,000 shares of Class A Common Stock concurrently with the consummation of the Business Combination, and all such shares will have registration rights.
In total, after the consummation of the Business Combination, an aggregate of 11,525,500 shares of our common stock held by stockholders of DYNS prior to the consummation of the Business Combination and by the PIPE Investors are subject to registration rights, comprising 715,500 Private Placement Shares, 4,878,972 Founder Shares, 871,028 shares of common stock issued to Anchor Investors and 5,060,000 shares of common stock issued to PIPE Investors.

Item 14. Principal Accountant Fees and Services
Our independent public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.
We incurred the following fees from KPMG LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2023 and 2022.

($ in thousands)	2023	2022
Audit fees(1)	$1,023	$951
Audit-Related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	2
Total fees	$1,023	$953
_______
(1) Audit fees consist of fees billed for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and services in connection with the Company’s securities offerings, including registration statements, responding to SEC comment letters, comfort letters and consents.
(2) Audit-related fees consist of services that are reasonably related to the performance of the audit or review of our financial statements.
(3) Tax Fees consist of fees for tax compliance, advice and tax planning and includes fees for tax return preparation.
(4) All other fees include any fees billed that are not audit, audit related or tax fees. In 2022, these fees included a license to an accounting research database.

Audit Committee Pre-approval Policy and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
During our 2023 and 2022 fiscal years, no services were provided to us by KPMG LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.1^	Business Combination Agreement, dated as of December 19, 2021, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex A to the Registration Statement).	S-4/A	333-262707	2.1	May 10, 2022
2.2^	Amendment No. 1 to Business Combination Agreement, dated as of February 12, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex AA to the Registration Statement).	S-4/A	333-262707	2.2	May 10, 2022
2.3^	Amendment No. 2 to Business Combination Agreement, dated as of May 19, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc.	8-K	001-40440	2.1	May 24, 2022
3.1	Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc.	8-K	001-40440	3.1	June 15, 2022
3.2	Amended and Restated Bylaws of Senti Biosciences, Inc.	8-K	001-40440	3.2	June 15, 2022
4.1	Specimen Common Stock Certificate.	8-K	001-40440	4.1	June 15, 2022
4.3	Description of Securities	10-K	001-40440	4.3	March 22, 2023
10.1	Note Subscription Agreement by and among Senti Biosciences, Inc., Dynamics Special Purpose Corp. and Bayer HealthCare LLC, dated as of May 19, 2022.	8-K	001-40440	10.1	May 24, 2022
10.2+	Senti Biosciences, Inc. 2016 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-4	333-262707	10.2	February 14, 2022
10.3+	Senti Biosciences, Inc. 2022 Equity Incentive Plan and forms of award agreements thereunder.	10-Q	001-40440	10.3	August 15, 2022
10.4+	Senti Biosciences, Inc. 2022 Employee Stock Purchase Plan.	10-Q	001-40440	10.4	August 15, 2022
10.5+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers. Combination.	S-4/A	333-262707	10.5	May 10, 2022
10.6+	Employee Offer Letter, by and between Timothy Lu and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.6	February 14, 2022
10.7+	Employee Offer Letter, by and between Philip Lee and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.7	February 14, 2022
10.8+	Employee Offer Letter, by and between Deborah Knobelman and Senti Biosciences, Inc., dated May 13, 2021.	S-4	333-262707	10.9	February 14, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.9	Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated July 17, 2018.	S-4	333-262707	10.10	February 14, 2022
10.10	First Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated May 8, 2019.	S-4	333-262707	10.11	February 14, 2022
10.11	Second Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated June 17, 2020.	S-4	333-262707	10.12	February 14, 2022
10.12†	Research and Development and Laboratory Lease Agreement, by and between 1430 Harbor Bay Pkwy LLC and Senti Biosciences, Inc., dated June 3, 2021.	10-K	001-40440	10.13	March 22, 2023
10.13†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated July 20, 2020.	S-4	333-262707	10.14	February 14, 2022
10.14†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated February 5, 2021.	S-4	333-262707	10.15	February 14, 2022
10.15†	Research Collaboration and License Agreement by and between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated April 9, 2021.	S-4	333-262707	10.16	February 14, 2022
10.16†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated May 17, 2021.	S-4	333-262707	10.17	February 14, 2022
10.17†	Collaboration and Option Agreement by and between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated May 21, 2021.	S-4	333-262707	10.18	February 14, 2022
10.18	Investor Rights and Lock-up Agreement.	8-K	001-40440	10.4	June 15, 2022
10.19	Form of Subscription Agreement.	S-4/A	333-262707	10.20	May 10, 2022
10.20	Form Sponsor Support Agreement (included in Exhibit 2.1).	S-4	333-262707	10.21	February 14, 2022
10.21	Form of Company Stockholder Support Agreement (included in Exhibit 2.1).	S-4	333-262707	10.22	February 14, 2022
10.22	Form of Amendment to Company Stockholder Support Agreement entered into on February 12, 2022 by certain stockholders of Senti Biosciences, Inc. (incorporated by reference to and Exhibit 10.1 of Dynamics Special Purpose Corp.’s Current Report on Form 8-K as filed with the SEC on February 15, 2021).	S-4	333-262707	10.24	February 14, 2022
10.23+	Senti Biosciences, Inc. 2022 Inducement Plan and forms of award agreements thereunder.	S-1	333-267390	10.24	September 12, 2022
10.24	ChEF Purchase Agreement, dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-40440	10.1	September 1, 2022
10.25	Registration Rights Agreement dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-40440	10.2	September 1, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.26+	Non-Employee Director Compensation Policy.	10-Q	001-40440	10.1	November 10, 2022
10.27+	Consulting Agreement between Senti Biosciences, Inc. and David Epstein.	10-Q	001-40440	10.2	November 10, 2022
10.28+	Severance and Change in Control Agreement between the Company and Deborah Knobelman.	10-Q	001-40440	10.3	November 10, 2022
10.29+	Severance and Change in Control Agreement between the Company and Philip Lee.	10-Q	001-40440	10.4	November 10, 2022
10.30+	Severance and Change in Control Agreement between the Company and Tim Lu.	10-Q	001-40440	10.5	November 10, 2022
10.31†	Amendment No. 1 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated December 8, 2022.	10-K	001-40440	10.32	March 22, 2023
10.32†	Side Letter between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated February 3, 2023.	10-K	001-40440	10.33	March 22, 2023
10.33	Scientific Advisory Board Agreement between Senti Biosciences, Inc. and James Collins.	10-K	001-40440	10.34	March 22, 2023
10.34+	Employee Offer Letter by and between Kanya Rajangam and Senti Biosciences, Inc., dated May 10, 2022.	10-Q	001-40440	10.1	May 9, 2023
10.35†	Amendment No. 2 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated May 12, 2023.	10-Q	001-40440	10.1	August 11, 2023
10.36†	Framework Agreement by and among Senti Biosciences, Inc., GeneFab, LLC and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440	10.1	November 14, 2023
10.37†	Seller Economic Share Agreement by and among Senti Biosciences, Inc., GeneFab, Inc and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440	10.2	November 14, 2023
10.38†	Development and Manufacturing Services Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440	10.3	November 14, 2023
10.39†	Sublease Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440	10.4	November 14, 2023
10.40†	Option Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023.	POS-AM (on S-1)	333-265873	10.8	November 1, 2023
10.41†	Collaboration and Option Agreement by and between Senti Biosciences, Inc., and Celest Therapeutics (Shanghai) Co. Ltd., dated November 6, 2023.	10-K	001-40440	10.41	March 21, 2024
16.1	Letter from Marcum LLC to the SEC	8-K	001-40440	16.1	June 15, 2022
21.1	List of Subsidiaries	8-K	001-40440	21.1	June 15, 2022
23.1	Consent of KPMG LLP	10-K	001-40440	23.1	March 21, 2024
24.1	Power of Attorney (included on the signature page to the Annual Report on Form 10-K which forms part of this Annual Report on Form 10-K).	10-K	001-40440	24.1	March 21, 2024

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	31.1	March 21, 2024
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	31.2	March 21, 2024
31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	32.1	March 21, 2024
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	32.2	March 21, 2024
97	Senti Biosciences, Inc. Compensation Recovery Policy	10-K	001-40440	97	March 21, 2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

__________________

*	Filed herewith.

^	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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
Date: April 26, 2024