Form 10-Q
period 2024-03-31
Senti Biosciences, Inc.
filed 2024-05-09
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024 there were 45,755,021 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.

i

PART 1 - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$23,723	$35,926
Accounts receivable	76	112
GeneFab receivable - related party	17,847	17,592
GeneFab prepaid expenses - related party	11,300	14,787
Prepaid expenses and other current assets	2,720	2,783
Total current assets	55,666	71,200
Restricted cash	4,028	3,522
GeneFab receivable - related party, net of current portion	383	1,119
Property and equipment, net	24,354	25,338
Operating lease right-of-use assets	15,797	16,274
GeneFab Economic Share - related party	1,871	1,816
Other long-term assets	86	215
Total assets	$102,185	$119,484
Liabilities and Stockholders’ Equity
Accounts payable	$1,624	$1,250
Finance lease liabilities - related party, current portion	100	97
Early exercise liability, current portion	111	135
GeneFab sublease deferred income - related party	862	989
Accrued expenses and other current liabilities	2,734	5,927
Operating lease liabilities	4,178	4,031
Current liabilities of discontinued operations	—	243
Total current liabilities	9,609	12,672
Operating lease liabilities, net of current portion	32,445	33,538
Contingent earnout liability	20	20
GeneFab Option - related party	4,017	6,331
Early exercise liability, net of current portion	—	10
Total liabilities	46,091	52,571
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 45,712,821 and 45,700,161 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	312,544	311,252
Accumulated other comprehensive income	—	—
Accumulated deficit	(256,455)	(244,344)
Total stockholders’ equity	56,094	66,913
Total liabilities and stockholders’ equity	$102,185	$119,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Contract revenue	$—	$1,036
Grant income	—	250
Total revenue	—	1,286

Operating expenses
Research and development (included related party cost of $3,632 and $—, respectively)	8,779	7,059
General and administrative	7,522	9,191
Total operating expenses	16,301	16,250
Loss from operations	(16,301)	(14,964)

Other income (expense)
Interest income, net	331	1,061
Change in fair value of contingent earnout liability	—	59
Change in fair value of GeneFab Note Receivable - related party	29	—
Change in fair value of GeneFab Economic Share - related party	55	—
Change in fair value of GeneFab Option - related party	2,314	—
GeneFab sublease income - related party	1,461	—
Other income (expense)	—	(8)
Total other income, net	4,190	1,112
Net loss from continuing operations	(12,111)	(13,852)
Net loss from discontinued operations	—	(4,870)
Net loss	(12,111)	(18,722)

Other comprehensive gain (loss)
Unrealized gain on investments	—	2
Comprehensive loss	$(12,111)	$(18,720)

Net loss per share, basic and diluted
Net loss per share from continuing operations, basic and diluted	$(0.26)	$(0.31)
Net loss per share from discontinued operations, basic and diluted	—	(0.11)
Net loss per share, basic and diluted	$(0.26)	$(0.42)
Weighted-average shares outstanding, basic and diluted	45,708,601	44,070,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	44,062,534	$4	$300,544	$1	$(173,286)	$127,263
Vesting of early exercise of common stock options	12,660	—	34	—	—	34
Stock-based compensation expense		—	3,763	—	—	3,763
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(18,722)	(18,722)
Balance as of March 31, 2023	44,075,194	$4	$304,341	$3	$(192,008)	$112,340

Balance as of December 31, 2023	45,700,161	5	311,252	—	(244,344)	66,913
Vesting of early exercise of common stock options	12,660	—	34	—	—	34
Stock-based compensation expense	—	—	1,258	—	—	1,258
Net loss	—	—	—	—	(12,111)	(12,111)
Balance as of March 31, 2024	45,712,821	$5	$312,544	$—	$(256,455)	$56,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(12,111)	$(18,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	984	467
Amortization of operating lease right-of-use assets	477	462
Accretion of discount on short-term investments	—	(572)
Change in fair value of contingent earnout liability	—	(59)
Change in fair value of GeneFab Note Receivable - related party	(29)	—
Change in fair value of GeneFab Economic Share - related party	(55)	—
Change in fair value of GeneFab Option - related party	(2,314)	—
Stock-based compensation expense	1,258	3,763
Other non-cash charges	38	(30)
Changes in assets and liabilities:
Accounts receivable	—	(135)
GeneFab receivable - related party	21	—
GeneFab prepaid expenses - related party	3,487	—
Prepaid expenses and other assets	192	(402)
Accounts payable	389	280
Accrued expenses and other current liabilities	(2,946)	(1,846)
GeneFab sublease deferred income - related party	(127)	—
Deferred revenue	—	(392)
Operating lease liabilities	(946)	882
Net cash from operating activities	(11,682)	(16,304)
Cash flows from investing activities
Purchases of short-term investments	—	(17,990)
Maturities of short-term investments	—	15,000
Purchases of property and equipment	(15)	(6,507)
Net cash from investing activities	(15)	(9,497)
Cash flows from financing activities
Principal finance lease payments	—	(35)
Net cash from financing activities	—	(35)
Net decrease in cash and cash equivalents	(11,697)	(25,836)
Cash, cash equivalents, and restricted cash, beginning of period	39,448	60,987
Cash, cash equivalents, and restricted cash, end of period	$27,751	$35,151

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$23,723	$31,600
Restricted cash	4,028	3,551
Total	$27,751	$35,151

	Three Months Ended March 31,
	2024	2023

Supplemental disclosures of noncash investing and financing and items
Purchases of property and equipment in accounts payable and accrued expenses	$—	$4,758
Refer to Note 3. GeneFab Transaction for details of non-cash items
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
On June 8, 2022 (the “Closing Date”), Dynamics Special Purpose Acquisition Corp. (“Dynamics” or “DYNS”) consummated a merger pursuant to which Explore Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Dynamics, merged with and into Senti Sub I, Inc., formerly named Senti Biosciences, Inc. (“Legacy Senti”), with Legacy Senti surviving as a wholly-owned subsidiary of Dynamics (such transactions, the “Merger,” and, collectively with the other transactions described in the merger agreement). As a result of the Merger, Dynamics was renamed Senti Biosciences, Inc.
On August 7, 2023, the Company completed a transaction with GeneFab, LLC (“GeneFab”), a contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. As part of that transaction, the Company disposed of its non-oncology business and in-house manufacturing services and subleased its manufacturing facility to GeneFab. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction, and to Note 13. Related Parties, for related party discussion.
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company has raised aggregate gross proceeds of $300.1 million from the Merger and a private placement completed concurrently with the Merger (the “PIPE Financing”), the issuance of shares of its common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and government grants.
At March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $256.5 million and $244.3 million, respectively. The Company’s net losses were $12.1 million and $18.7 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of the Company’s operating net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $23.7 million and $35.9 million, respectively. As of May 9, 2024, the issuance date of the condensed consolidated financial statements as of and for the three months ended March 31, 2024, there is uncertainty about whether the Company’s combined cash and cash equivalents will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the issuance date of these financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
NASDAQ Bid Price Compliance Notice
On August 7, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Listing Qualifications Department”) notifying the Company that, for the last 30 consecutive trading days, the closing bid price of the Company’s common stock had closed below the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Global Market. The Company was provided an initial compliance period of 180 calendar days, or until February 5, 2024, to regain compliance with the minimum bid price requirement.
On January 23, 2024, the Company received written notice from the Listing Qualifications Department granting the Company its request to transfer the listing of its common stock from The Nasdaq Global Market tier to The Nasdaq Capital Market tier. The transfer of the listing of the Company’s common stock from The Nasdaq Global Market to The Nasdaq Capital Market took effect with the open of business on January 25, 2024.
On February 6, 2024, the Listing Qualifications Department granted the Company’s request for a second 180-calendar day period, or until August 5, 2024, to regain compliance with the $1.00 bid price requirement. To regain compliance with such minimum price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.
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
The Company determined that the assets sold to GeneFab met the criteria for presentation as a discontinued operation. As a result, the Company has retrospectively restated its condensed consolidated statements of operations for the three months ended March 31, 2023 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. The Company has chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3. GeneFab Transaction. Unless otherwise specified, the disclosures in these condensed consolidated financial statements refer to continuing operations only.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

development expenses, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, the valuation of the GeneFab Note Receivable, the discount rate used to discount future cash flows for the impairment of long-lived assets, and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of March 31, 2024 and 2023, the Company has not experienced any credit losses in such accounts or investments.
As of March 31, 2024, the Company has prepaid future manufacturing and research services of $11.3 million under the development and manufacturing services agreement entered into with GeneFab, a related party. The Company also has a receivable from GeneFab under the framework agreement with a fair value of $17.3 million, subject to satisfaction of certain conditions. The prepaid expense and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. The December 31, 2023 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 21, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2024, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2023.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement with GeneFab and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under the lease for the Alameda facility. The transaction provided the Company with additional capital in the form of a note receivable and rights to future manufacturing and research activities performed by GeneFab at market rates and reduced longer term operating expenses.
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
The Company is entitled to $18.9 million in future manufacturing and research activities to be rendered by GeneFab under the services agreement, which are recorded in GeneFab prepaid expenses on the condensed consolidated balance sheet. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
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
GeneFab was granted an option to purchase up to 19,633,444 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $1.01867 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the Company’s outstanding shares of common stock as of the closing date of the transaction. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

classification in accordance with ASC 815. As such, the GeneFab Option was recorded as a liability at its fair value of $9.6 million at the closing date of the transaction and subsequently remeasured with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurements.
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
The Company determined that GeneFab is a variable interest entity (“VIE”) since its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. The Company performed a qualitative analysis to determine if it is the primary beneficiary of GeneFab and determined it does not have the power to direct the significant activities of GeneFab. As a result, the Company determined it is not the primary beneficiary and therefore does not consolidate GeneFab.
Refer to Note 13. Related Parties for GeneFab related party considerations.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the major classes of assets and liabilities of the discontinued operations (in thousands):

	March 31,	December 31,
	2024	2023
Accrued expenses and other current liabilities	—	243
Total current liabilities of discontinued operations	$—	$243
The following table summarizes the condensed operating results of the discontinued operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$—	$4,259
General and administrative	—	611
Total operating expenses	—	4,870
Loss from discontinued operations	—	(4,870)
Net income (loss) from discontinued operations	$—	$(4,870)
The following table summarizes the condensed cash flow information of the discontinued operations (in thousands):

	Three months ended March 31,
	2024	2023
Operating activities (noncash adjustments to net income):
Depreciation	$—	$34
Stock-based compensation	—	176
Investing activities:
Purchases of property and equipment	—	(3,247)
Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued expenses	—	697
4. Fair Value Measurements
The following tables summarize the estimated value of cash equivalents and restricted cash (in thousands):

	March 31, 2024
	Adjusted Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$2,063	$2,063	$2,063	$—
Level 1:
Money market funds	25,688	25,688	21,660	4,028
Subtotal	25,688	25,688	21,660	4,028
Total	$27,751	$27,751	$23,723	$4,028

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2023
	Adjusted Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$4,205	$4,205	$4,205	$—
Level 1:
Money market funds	$35,243	$35,243	$31,721	$3,522
Subtotal	35,243	35,243	31,721	3,522
Total	$39,448	$39,448	$35,926	$3,522
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.
GeneFab Note Receivable
The following table presents a summary of the changes in the fair value of the GeneFab Note Receivable (in thousands):

Note Receivable
Fair value as of December 31, 2023	$17,240
Change in fair value included in other income (expense)	29
Fair value as of March 31, 2024	$17,269
The fair value of the GeneFab Note Receivable is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The GeneFab Note Receivable is presented within GeneFab receivable on the condensed consolidated balance sheet.
The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using the Company’s cost of borrowing, which was estimated at 12.53% as of December 31, 2023, to 12.87% as of March 31, 2024 based on published CCC-rated corporate bond yields.
GeneFab Option
The following table presents a summary of the changes in the fair value of the GeneFab Option (in thousands):

GeneFab Option
Fair value as of December 31, 2023	$(6,331)
Change in fair value included in other income (expense)	2,314
Fair value as of March 31, 2024	$(4,017)
The fair value of the GeneFab Option is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model.
The significant assumptions utilized in the valuation are described below:

	March 31,	December 31,
	2024	2023
Current stock price	$0.38	$0.66
Expected volatility	128.5%	98.1%
Risk-free interest rate	4.62%	4.12%
Expected term (years)	2.5	2.5

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

GeneFab Economic Share
The following table presents a summary of the changes in the fair value of the GeneFab Economic Share (in thousands):

GeneFab Economic Share
Initial recognition as of December 31, 2023	$1,816
Change in fair value included in other income (expense)	55
Fair value as of March 31, 2024	$1,871
The fair value of the GeneFab Economic Share is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method.
The significant assumptions utilized in the valuation are described below:

	March 31,	December 31,
	2024	2023
GeneFab equity value	$35,448	$35,448
Volatility	67.6%	65.8%
Risk free rate	4.43%	3.93%
Expected term	4	4
5. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses (including prepaid rent)	2,628	2,546
Deposits	92	42
Other	—	195
Total prepaid expenses and other current assets	$2,720	$2,783
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Leasehold improvements	$22,648	$22,648
Lab equipment	8,148	8,186
Furniture and fixtures	326	326
Computer equipment and software	338	360
Property and equipment at cost	31,460	31,520
Less: accumulated depreciation	(7,106)	(6,182)
Property and equipment, net	$24,354	$25,338

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Depreciation totaled $1.0 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued employee-related expenses	$888	$3,555
Accrued professional and service fees other	1,843	2,363
Other accrued expenses	3	9
Total accrued expenses and other current liabilities	$2,734	$5,927
6. Operating Leases
Lessee Accounting
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The HQ Lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provided for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, disbursed by the landlord by December 31, 2023. The Company was deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance was considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,316	$1,309
Short-term lease cost	8	31
Variable lease cost	268	244
Total lease cost	$1,592	$1,584

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2024	2023
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$(1,784)	$37
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$—	$(51)
Weighted-average remaining lease term (years)	7.3	8.0
Weighted-average discount rate	9.2%	9.1%
For the three months ended March 31, 2023, the Company received $1.0 million of $17.5 million tenant improvement allowance. The Company received the full $17.5 million tenant improvement allowance through December 31, 2023.
As of March 31, 2024 and 2023, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.
Maturities of the Company’s lease liabilities as of March 31, 2024, were as follows (in thousands):

2024, for the remainder of the year	$5,470
2025	7,478
2026	7,712
2027	5,769
2028	4,855
2029	5,000
Thereafter	14,529
Total undiscounted lease payments	50,813
Less imputed interest	(14,190)
Tenant improvement allowance remaining	—
Total lease liabilities	$36,623
As of March 31, 2024 the Company held a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.8 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our HQ facility lease, which has been transferred from Silicon Valley Bank (SVB). As of March 31, 2024 the letter of credit held by SVB was yet to be released.
Lessor Accounting
In connection with the GeneFab transaction, on August 7, 2023, the Company entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in September 2032. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $44.1 million over the term of the sublease agreement. Sublease income was $1.2 million and variable sublease income was $0.3 million for the three months ended March 31, 2024. The Company records sublease income in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
Refer to Note 13. Related Parties for GeneFab related party considerations.
Maturities of the Company’s sublease payments from GeneFab as of March 31, 2024, were as follows (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2024, for the remainder of the year	$3,280
2025	4,476
2026	4,610
2027	4,748
2028	4,891
2029	5,037
Thereafter	13,258
Total undiscounted sublease payments	$40,300
7. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company; although, no preferred stock is outstanding as of March 31, 2024 and December 31, 2023. Through March 31, 2024, no cash dividends have been declared or paid.
At March 31, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock, all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	March 31,	December 31,
	2024	2023
Common Stock Purchase Agreement	7,327,049	7,327,049
Common stock options issued and outstanding	11,848,295	11,582,938
Restricted Stock Units (RSUs) issued and outstanding	979,139	225,282
Common stock shares available for future issuance under equity plans	4,940,813	3,672,276
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	793,870	336,320
Contingent earnout common stock	2,000,000	2,000,000
GeneFab Option	19,633,444	19,633,444
Unvested early exercised common stock	42,200	54,860
Total	47,564,810	44,832,169
Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of March 31, 2024 and December 31, 2023.
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to Chardan under the Purchase Agreement more than 8,727,049 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 100,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee.
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company issued 1,300,000 common stock shares up until March 31, 2024 aggregating to net proceeds of $1.2 million, under the Purchase Agreement. There were no shares issued within three months ended March 31, 2024.
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
The Company earned no revenue in the three months ended March 31, 2024.
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
For Spark collaboration agreement, the Company recognized the transaction price as research and development services were provided, using a cost-based input method to measure the progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believes that the cost-based input method is the best measure of progress because other measurements would not reflect how the Company transfers the control related to the performance obligation to our customers.
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
For the three months ended March 31, 2024 and 2023, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of zero and $0.4 million, respectively.
Grant Income
In 2021, the Small Business Innovation Research (“SBIR”) awarded the Company a grant in the amount of $2.0 million over two years subject to meeting certain terms and conditions. The purpose of the grant is to support the further development of SENTI202 for acute myeloid leukemia towards clinical development.
Grant income was recognized when qualified research and development costs were incurred and the Company obtained reasonable assurance that the terms and conditions of the grant were met.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In August 2023, the Company completed the research and development project which was the subject of the SBIR grant.
Entity-wide information
The Company earned no revenue in the three months ended March 31, 2024 and during the three months ended March 31, 2023, Customers A and B accounted for 81% and 19% of revenue, respectively. All revenues were generated in the United States.
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
As of March 31, 2024, the total number of shares of common stock available for issuance under the 2022 Plan is 3,480,763.
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
As of March 31, 2024, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 1,460,050.
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
The Company initially reserved 592,584 shares of common stock for issuance under the ESPP. On the first day of each year commencing January 1, 2023, the ESPP will automatically increase by 1% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase.
As of March 31, 2024, the total number of shares of common stock available for issuance under the ESPP is 793,870.
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$1,338	$3,239
Research and development	(80)	348
Total stock-based compensation expense	$1,258	$3,587
Total stock-based compensation expense from discontinued operations was zero and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
10. Income Tax
The Company’s income tax provision for the three months ended March 31, 2024 and 2023 is zero, respectively. While the company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses their current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
11. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss from continuing operations	$(12,111)	$(13,852)
Net income (loss) from discontinued operations	$—	$(4,870)
Net loss	$(12,111)	$(18,722)

Weighted-average shares used in computing net loss per share, basic and diluted	45,708,601	44,070,974

Net loss per share from continuing operations, basic and diluted	$(0.26)	$(0.31)
Net income (loss) per share from discontinued operations, basic and diluted	0.00	(0.11)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.42)
The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	11,848,295	11,792,908
Unvested early exercised options	42,200	92,840
Restricted stock units outstanding	979,139	388,322
Contingent earnout common stock	2,000,000	2,000,000
GeneFab Option	19,633,444	0
Total	34,503,078	14,274,070
Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
12. Commitments and Contingencies
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which the Company is liable in future periods.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with future undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years. Refer to Note 6. Operating Leases, for further details of the leases.
In 2021, the Company entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to acquire an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products. Refer to Note 13. Related Parties, for details into the BlueRock agreement. In consideration for the option, the Company is responsible for up to $10.0 million in costs and expenses incurred over the three-year term.
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
Bayer Healthcare LLC
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
Bayer held 5,878,488 shares, of the Company’s common stock as of March 31, 2024 and December 31, 2023. Accordingly, Bayer is considered a related party.
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
The Company also subleased its manufacturing facility in Alameda to GeneFab and recorded sublease income of $1.5 million including variable costs charged for the three months ended March 31, 2024.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the services agreement entered into with GeneFab, the Company is entitled to $18.9 million for future services under the agreement, of which $11.3 million remained in GeneFab prepaid expenses as of March 31, 2024. Additionally, amounts due from GeneFab related to costs incurred by Senti on its behalf were $0.9 million as of March 31, 2024 and were recorded in GeneFab receivable on the condensed consolidated balance sheet. The Company incurred $3.6 million of research and development expenses under the services agreement during the three months ended March 31, 2024.
Based on the intricacies of the GeneFab Transaction noted above and in Note 3. GeneFab Transaction, we have determined that GeneFab is a related party.
14. Subsequent Events
Entry into a Sublease Agreement
On May 7, 2024, the Company entered into a sublease agreement, or the Sublease, with GeneFab, LLC, as the subtenant for approximately 7,177 rentable square feet, or RSF, of certain space located at our corporate headquarters, Two Corporate Drive, First Floor, South San Francisco, CA 94080. The term of Sublease will be effective on May 7, 2024, subject to the consent by the landlord, Britannia Biotech Gateway Limited Partnership and will expire April 30, 2027, subject to earlier termination in accordance with the terms of the Sublease. Under the Sublease, GeneFab was granted a right of first refusal to sublease additional space of approximately three thousand RSF of the premise as described in the Sublease under certain conditions. The Sublease contains customary events of default, representations, warranties and covenants. As part of a prior agreement with GeneFab, GeneFab was permitted to access certain portions of the subleased premises.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as Senti’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
We have incurred net losses of $12.1 million and $18.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $23.7 million and $35.9 million, respectively, and an accumulated deficit of $256.5 million and $244.3 million, respectively. Net cash flows used in operating activities were $11.7 million and $16.3 million during the three months ended March 31, 2024 and 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
•commence clinical studies of our current and future product candidates;
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
GeneFab was provided an option to purchase up to 19,633,444 shares (i.e. up to $20.0 million worth) of our common stock at a per share exercise price of $1.01867 (the “GeneFab Option”).The GeneFab Option is exercisable for a period of 36 months following the execution of the license agreement. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of our outstanding shares of common stock as of the closing date of the transaction.
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
In accordance with ASC 205, Presentation of Financial Statements, we determined that the disposal of the non-oncology business, including the equipment and transfer of in-house manufacturing services in the Alameda facility, represented a strategic shift that will have a major effect on our operations and financial results, thus meeting the criteria to be reported as discontinued operations. As a result, we have retrospectively restated our condensed consolidated balance sheet at December 31, 2022 and condensed consolidated statements of operations for the three months ended March 31, 2023 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. We have chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3. GeneFab Transaction to our condensed consolidated financial statements. Unless otherwise specified, the results of operations refer to continuing operations only.
In November 2023, the Company entered into a Collaboration and Option Agreement with Celest Therapeutics (Shanghai) Co. Ltd. (“Celest”). Subject to the terms and conditions of the Agreement, the Company and Celest will enter into a collaboration under which Celest will lead a pilot trial of a product candidate for our SENTI-301A program in mainland China, with certain technical support from the Company. In addition, the Company agreed to grant an exclusive option to enter a license agreement with Celest to research, develop, manufacture and commercialize SENTI-301A in mainland China, Hong Kong, Macau, and Taiwan. Outside of these jurisdictions, the Company would retain its rights in the SENTI-301A program. Pursuant to the Agreement, and beginning with the exercise of the option and entering into a license agreement, the Company may become eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156.0 million, as well as certain tiered royalty payments.
In January 2023, we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In January 2024, we announced a strategic plan to streamline business operations and focus our resource allocation to investment on clinical development of SENTI-202, for which an Investigational New Drug (“IND”) application was cleared by the U.S. Food and Drug Administration (“FDA”) in December 2023, and on the partnership of our SENTI-301A program in China with Celest.
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
Our direct external development program expenses reflect external costs attributable to our preclinical development candidates selected for further development as well as INDs and clinical development activities. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. We do not allocate internal research and development costs which include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline because these costs are deployed across multiple programs and our platform, and, as such, are not separately classified.
Our research and development expenses related to the assets sold to GeneFab are included in discontinued operations.
Research and development expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$2,500	$2,391
External services and supplies	4,776	2,191
Office and facilities	1,297	2,223
Other	206	254
Total	$8,779	$7,059
Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our preclinical development programs. Product candidates in clinical development generally have higher development costs than those in preclinical stages of development, primarily due to the increased size and duration of clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical development of any of our product candidates. However, we expect that our research and development expenses and manufacturing costs will increase in connection with our planned preclinical and clinical development activities in the near term and in the future.
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
Our general and administrative costs related to the assets sold to GeneFab are included in discontinued operations.
General and administrative expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$3,498	$6,758
External services and supplies	1,663	1,233
Office and facilities	998	334
Depreciation & Amortization	724	182
Insurance	467	505
Other	172	179
Total	$7,522	$9,191
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
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the volatility at each reporting period.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $1.01867 per share.
GeneFab sublease Income - related party
Other income (expense) is primarily comprised of income from our sublease with GeneFab.
Net Income (Loss) from Discontinued Operations
Net income (loss) from discontinued operations includes the results of our manufacturing and research activities related to the Alameda facility through the disposition date of August 7, 2023.
Net income (loss) from discontinued operations is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$—	$4,259
General and administrative	—	611
Total operating expenses	—	4,870
Loss from discontinued operations	—	(4,870)
Net income (loss) from discontinued operations	$—	$(4,870)
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue
Contract revenue	$—	$1,036	$(1,036)
Grant income	—	250	(250)
Total revenue	—	1,286	(1,286)

Operating expenses
Research and development (included related party cost of $3,632 and $—, respectively)	8,779	7,059	1,720
General and administrative	7,522	9,191	(1,669)
Total operating expenses	16,301	16,250	51
Loss from operations	(16,301)	(14,964)	(1,337)

Other income (expense)
Interest income, net	331	1,061	(730)
Change in fair value of contingent earnout liability	—	59	(59)
Change in fair value of GeneFab Note Receivable - related party	29	—	29
Change in fair value of GeneFab Economic Share - related party	55	—	55
Change in fair value of GeneFab Option - related party	2,314	—	2,314
GeneFab sublease income - related party	1,461	—	1,461
Other income (expense)	—	(8)	8
Total other income, net	4,190	1,112	3,078
Net loss from continuing operations	(12,111)	(13,852)	1,741
Net loss from discontinued operations	—	(4,870)	4,870
Net loss	$(12,111)	$(18,722)	$6,611
Contract revenue. For the three months ended March 31, 2023, we generated revenue from contracts and license agreements of $1.0 million. The Company earned no revenue in the three months ended March 31, 2024. The decrease of $1.0 million was primarily due to completion of services provided under the Spark collaboration agreement in 2023 that did not occur in 2024.

Grant income. For the three months ended March 31, 2023, we generated revenue from grants of $0.3 million, from the SBIR SENTI-202 grant funding. The Company earned no revenue from grants in the three months ended March 31, 2024.
Research and development expenses. Research and development expenses were $8.8 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1.7 million was primarily due to an increase of $2.6 million in external services and supplies cost offset by a decrease of $0.9 million in office and facilities cost.
General and administrative expenses. General and administrative expenses were $7.5 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.7 million was primarily due to a decrease of $3.3 million in personnel-related expenses offset by an increase of $0.7 million in facilities costs, an increase of $0.5 million in depreciation and amortization costs as well as an increase of $0.4 million in professional services costs.
Interest income, net. Interest income was $0.3 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.The decrease is attributed to lower average cash balances in the relevant periods.
Change in fair value of GeneFab Option - related party. For the three months ended March 31, 2024, the change in fair value of GeneFab Option was a gain of $2.3 million primarily due to the decrease in the fair value of our common stock, which is a significant input in the measurement of the GeneFab Option.
GeneFab sublease income - related party. For the three months ended March 31, 2024, sublease income was $1.5 million from the sublease to GeneFab for the Alameda facility.
Net income (loss) from discontinued operations. For the three months ended March 31, 2023, net loss from discontinued operations was $4.9 million. Discontinued operations relate to the transfer of in-house manufacturing activities in the Alameda facility, to GeneFab, and include the costs and depreciation of equipment and related deposits or liabilities, as well as manufacturing personnel-related costs.
Liquidity and Capital Resources
Sources of Liquidity
From inception to March 31, 2024, we raised aggregate gross proceeds of $300.1 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and governmental grants.
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
Other than the issuance of the commitment shares of our common stock to Chardan, we issued 1,300,000 shares of common stock up until March 31, 2024 aggregating to net proceeds of $1.2 million, under the Purchase Agreement. There were no shares issued within the three months ended March 31, 2024.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from continuing operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had $23.7 million in cash and cash equivalents, and an accumulated deficit of $256.5 million.

We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, if at all. Should we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our product candidates or delay our efforts to expand our product pipeline. As substantial doubt exists about the Company’s ability to continue as a going concern, we may also be required to sell or license to other parties rights to develop or commercialize our product candidates that we would prefer to retain.
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
Cash Flows
The following table sets forth a summary of our cash flows from continuing and discontinued operations for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash from operating activities	$(11,682)	$(16,304)
Net cash from investing activities	(15)	(9,497)
Net cash from financing activities	—	(35)
Net change in cash and cash equivalents	$(11,697)	$(25,836)
Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities of $11.7 million was primarily due to our loss of $12.1 million with non-cash adjustments of $2.3 million gain from change in fair value of the GeneFab Option, $1.5 million for depreciation and amortization of operating lease right-of-use-assets and $1.3 million for stock-based compensation expense. Other material changes comprised of $3.5 million decrease in GeneFab prepaid expenses offset by $2.6 million decrease in accounts payable and accrues expenses and $0.9 million decrease in operating lease liabilities.
For the three months ended March 31, 2023, net cash used in operating activities of $16.3 million was primarily due to our net loss of $18.7 million with non-cash adjustments of $3.8 million for stock-based compensation expense, $0.9 million for depreciation and amortization of operating lease right-of-use assets and $0.6 million for accretion of discount on short-term investments. Other material changes comprised of $1.6 million decrease in accounts payable and accrued expenses and other current liabilities, $0.4 million decrease in deferred revenue, $0.4 million increase in prepaid expenses and other assets offset by $0.9 million increase in operating lease liabilities.
Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was nominal.
For the three months ended March 31, 2023, net cash used in investing activities of $9.5 million was due to $18.0 million purchases of short-term investments and $6.5 million purchases of property and equipment offset by $15.0 million cash received upon maturity of short-term investments.

Financing Activities
For the three months ended March 31, 2024, there was no cash provided by financing activities.
For the three months ended March 31, 2023, net cash used in financing activities was nominal.
Funding Requirements
Based upon our current operating plans, substantial doubt exists about whether our existing cash and cash equivalents will be sufficient to fund our operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the date of this Quarterly Report. We anticipate that we will continue to seek additional funding, though the precise timing of such may prove uncertain. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our assumptions may prove to be inaccurate, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing and manufacturing product candidates in preclinical studies and clinical trials is costly and the timing and expenses in these trials are uncertain.
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
Contractual Obligations and Commitments
On June 3, 2021, we entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with total undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years. See Note 6. Operating Leases for details on our lease obligations.
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
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 2,000,000 additional shares of our common stock in the aggregate, in two equal tranches of 1,000,000 shares of common stock per tranche. Refer to Note 7. Stockholders’ Equity, for further details of the contingent earnout.
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
During the three months ended March 31, 2024, there have not been any other significant changes to our critical accounting policies and estimates, from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance, to us.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who also serves as our principal accounting officer and our principal financial officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in ineffective process level control activities over non-routine, unusual or complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
Based on the remediation efforts described below, while substantial progress has been made related to the identified material weakness, further actions and testing are necessary before we can conclude full remediation. Remediation efforts include the following:
•engaging a professional accounting services firm to assist with significantly complex, technical accounting transactions;
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls; and
•enhancing internal controls around complex transaction accounting areas.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in common stock, you should consider carefully the risks described below, together with the other information contained in the Annual Report on Form 10-K filed with the SEC on March 21, 2024,, including our financial statements and the related notes appearing in this Quarterly Report. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in this Item 1A below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.
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
•We received clearance of our IND for our first product candidate, SENTI-202, in December 2023, under our collaboration with Celest for the clinical development of our SENTI-301A program, we anticipate that Celest will begin dosing patients with a product candidate for our SENTI-301A program in the second quarter of 2024, and the rest of our current product candidates are in preclinical development and our product candidates have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their ability to receive regulatory approval or to attain commercial viability.
•There can be no assurance that we will receive all anticipated payments under, or achieve all of the anticipated benefits of the transaction with GeneFab LLC and we could face unanticipated challenges.

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
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $12.1 million and $18.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $256.5 million and $244.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
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
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $23.7 million and $35.9 million, respectively. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

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
In January 2024, we announced a reduction in workforce by approximately 37% in connection with streamlining our business operations to enable increased focus on SENTI-202 and to continue SENTI-301A program clinical development through a partnership in China. We have incurred certain one-time estimated severance and related costs as part of this resource allocation effort. We also cannot guarantee that we will not have to undertake additional workforce reductions or re-prioritization activities in the future. Further, we may not be able to enter into partnerships for programs that we do not intend to develop internally on acceptable terms or within the timeframes that we expect, or we may not realize the anticipated benefits of those partnerships we do secure, and we may be forced to dedicate additional time and resources to the maintenance of these programs or to our efforts to enter new or additional partnerships. Furthermore, our streamlined strategic business plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition. If employees who were not affected by the workforce reduction seek alternate employment, this could result in us seeking contract support resulting in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.
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
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in ineffective process level control activities over non-routine, unusual or complex transactions.
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
Because the purchase price per share of common stock to be paid by Chardan for the common stock that we may elect to sell to Chardan under the Purchase Agreement will fluctuate based on the market prices of our common stock at the time we elect to sell shares to Chardan pursuant to the Purchase Agreement it is not possible for us to predict, as of the date of this Form 10-Q and prior to any such sales, the number of shares of common stock that we will sell to Chardan under the Purchase Agreement, the purchase price per share that Chardan will pay for shares of common stock purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Chardan under the Purchase Agreement.
The actual number of shares of our common stock issuable will vary depending on the then current market price of shares of our common stock sold to Chardan and the number of shares of common stock we ultimately elect to sell to Chardan under the Purchase Agreement. If it becomes necessary for us to issue and sell to Chardan under the Purchase Agreement more than the 8,727,049shares of common stock we registered pursuant to the Purchase Agreement, in order to receive aggregate gross proceeds equal to $50.0 million under the Purchase Agreement, we will have to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Chardan of any such additional shares of common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our common stock under the Purchase Agreement. Under applicable Nasdaq rules, in no event may we issue to Chardan more than 19.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the Purchase Agreement, unless we obtain prior stockholder approval or if such approval is not required in accordance with the applicable Nasdaq rules. In addition, Chardan is not obligated to buy any common stock under the Purchase Agreement if such shares, when aggregated with all other shares of our common stock then beneficially owned by Chardan and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in Chardan beneficially owning common stock in excess of 4.99% of our outstanding shares of common stock. Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business or results of operation.
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
As of the date of this Form 10-Q, we have issued 1,400,000 shares of common stock to Chardan under the Purchase Agreement, including 100,000 shares issued to Chardan as consideration for its execution and delivery of the Purchase Agreement. The shares of common stock issuable under the Purchase Agreement may be sold by us to Chardan at our sole discretion, subject to the satisfaction of certain conditions in the Purchase Agreement, from time to time, until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors. The purchase price for shares of our common stock that we may sell to Chardan under the Purchase Agreement will fluctuate based on the trading price of shares of our common stock. Depending on market liquidity at the time, sales of shares of our common stock may cause the trading price of shares of our common stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Chardan. Additional sales of shares of our common stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all or some of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our common stock to Chardan, after Chardan has acquired shares of our common stock, Chardan may resell all, some or none of such shares of common stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our common stock. In addition, if we sell a substantial number of shares of our common stock to Chardan under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our common stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

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
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of March 31, 2024, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.8 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our HQ facility lease, which has been transferred from Silicon Valley Bank (SVB). As of March 31, 2024 the letter of credit in the amount of approximately $0.5 million held by SVB was yet to be released. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-301A, and other potential product candidates, we only received clearance of our IND for SENTI-202 in December 2023, and to date, we have not tested any of our product candidates in humans. We cannot assure you that any of our existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.
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
While we believe our pipeline has the potential to yield multiple INDs, we may not be able to file additional INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We believe our pipeline has the potential to yield multiple INDs in addition to our IND for SENTI-202 that was cleared by the FDA in December 2023. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates, including SENTI-202, remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of any future INDs we may submit. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Timothy Lu, our Chief Executive Officer and President, and Kanya Rajangam, our Head of Research and Development and Chief Medical Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material adverse effect on our business, financial condition, results of operations and prospects.
As previously disclosed by us in our Current Report on Form 8-K filed with the SEC on April 26, 2024 and May 2, 2024, Deborah Knobelman, Ph.D., our Chief Financial Officer, Treasurer and Head of Corporate Development and our principal financial officer and principal accounting officer, resigned effective May 3, 2024. Following Dr. Knobelman’s resignation, the Board appointed Dr. Lu, as the interim principal financial officer and principal accounting officer, effective as of May 4, 2024. Thereafter, on May 1, 2024, the Board appointed Yvonne Li as Interim Chief Financial Officer, effective May 4, 2024. Ms. Li will serve as the Company’s principal financial officer and principal accounting officer of the Company, effective immediately after the filing of this Form 10-Q.
The effectiveness of our Interim Chief Financial Officer and our senior leadership team generally, following the transition, and the transition to the permanent Chief Financial Officer when identified, could have a significant impact on our ability to operate the business effectively. The failure to ensure a smooth transition, including required knowledge transfers, could negatively affect our results of operations and financial condition as well as our ability to execute our business strategies.
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

We depend on sophisticated information technology systems and data processing to operate our business. If we experience security or data privacy breaches, cybersecurity incidents or compromises, or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, we may face costs, significant liabilities, harm to our brand and business disruption.
We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and potentially clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some of our anticipated future clinical data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs may be vulnerable to a cyber-attack (including supply chain cyber-attacks), malicious intrusion, breakdown, destruction, loss of data privacy, actions or inactions by our employees or contractors that expose security vulnerabilities, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents or compromises. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may be increased as a result of pandemics, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or breaches that may remain undetected for an extended period.
There can be no assurance that we, our service providers, collaborators, consultants, contractors or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks, compromises, cybersecurity incidents or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate cybersecurity breaches, incidents, compromises, or improper access to, use of, or inappropriate disclosure of any of this information or other confidential or sensitive information, including patients’ personal data, or the perception that any such failure has occurred, could result in claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us, including class action lawsuits from affected individuals. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research, delays to commercialization of our product candidates, lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cashflow. For example, the loss or alteration of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Additionally, applicable laws and regulations relating to privacy, data protection or cybersecurity, external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a cybersecurity incidents or breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or any actual or alleged failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or other data protection obligations related to information cybersecurity incidents, compromises, or security breaches.

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
In addition, our preclinical studies and future clinical trials may be affected by global health emergencies. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward addressing concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to illness during a global health emergency or experience additional restrictions by their institutions, city or state, our preclinical studies and future clinical trial operations could be adversely impacted.
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
We license rights from third parties to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to three license agreements with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI, for intellectual property relevant to our product candidates. For a more detailed description of the license agreements with NCI, see section titled “Business—Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We have certain obligations to third-party licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from other third parties to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of our existing license agreements, see section titled “Business— Our Material Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023. If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.

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
Trade secrets and know-how can be difficult to protect. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access (such as through a cybersecurity incident or breach) to our trade secrets or independently develop substantially equivalent information and techniques. Moreover, individuals with whom we have such agreements may not comply with their terms. Any of these parties may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breaches. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties.
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
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. See section titled “Business - Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
International data protection laws may also apply to health-related and other personal information obtained outside of the United States. With respect to the European Economic Area (“EEA”), we are subject to the EU General Data Protection Regulations 2016/679 (“EU GDPR”), as well as applicable data protection laws in effect in the Member States of the EEA and the incorporation of the EU GDPR into laws of the UK (including the UK Data Protection Act 2018)(“UK GDPR”, together with the EU GDPR referred to as “GDPR”), where we are collecting or otherwise processing personal data (including health data) in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the EEA/UK; or (b) the activities of a business establishment in the EEA/UK. The UK GDPR is independent from but aligned to the EU’s data protection regime. The GDPR imposes stringent data protection requirements for processing personal data of individuals within the EEA, and the UK, such as including requirements relating to having legal bases or conditions for processing personal data relating to identifiable individuals and transferring such information outside the EEA/UK, including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, where required obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of any non-compliance with the GDPR and any supplemental EEA Member State or UK national data protection laws, we could be subject to warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenue, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
In addition, the GDPR places restrictions on cross-border transfers of personal data to countries outside the EEA/UK that do not ensure an adequate level of protection, including the United States in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism is put in place and transfer impact assessments carried out to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal information under the GDPR, including an analysis of the laws in the recipient’s country. The international transfer obligations under European data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. The international transfer obligations under European data protection laws may also impact our business as companies based in Europe may be reluctant to utilize the GDPR transfer mechanisms to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the GDPR transfer mechanisms impose upon exporters.
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
In the U.S., state laws also govern the privacy and security of personal information and states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and certain uses of sensitive data, and receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined and includes any of our current or future employees who may be California residents) and provide such residents ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. It also created a California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. As we expand our operations and trials (both preclinical and clinical), the CCPA may increase our compliance costs and potential liability.
Beyond the CCPA, similar laws have been passed and proposed in numerous other states. In addition, certain states have passed privacy laws focused on particular types of data. For example, the state of Washington has enacted a law that, as of March 31, 2024, protects the privacy of health and medical information not subject to HIPAA, this law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. Further, a small number of states have laws that apply specifically to biometric information. Furthermore, other U.S. states, such as New York, Massachusetts, and Utah, have enacted stringent data security laws, and numerous other states have proposed similar privacy laws. In the event that we are subject to or affected by HIPAA, the GDPR, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
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
Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See section titled “Business - Government Regulation - Other U.S. Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Further, due to the COVID-19 pandemic, millions of individuals have lost employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals. See section titled “Business - Government Regulation - Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in the section of this 10-Q entitled “Risk Factors” and the following:

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
As a result, the financial statements contained in this Form 10-Q and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.
If certain holders of our common stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our common stock and such holders still may receive significant proceeds.
As of the date of this Form 10-Q, the market price of our common stock is below $10.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 5,060,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor

Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 4,878,972 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.004 per share, and 871,028 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 5,750,000 shares of our common stock could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On May 6, 2024, the closing price of our common stock as reported on the Nasdaq Capital Market was $0.39 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $1.9 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.3 million.
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
Significant additional capital will be needed in the future to continue our planned operations, including further development of our gene circuit platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of shares of our common stock. For a more detailed description of our equity financing through sale of common shares to Chardan under the Purchase Agreement, see the Risk Factors titled “It is not possible to predict the number of shares of our common stock, if any, that we may sell to Chardan Capital Markets LLC, or Chardan, under our common stock Purchase Agreement, or the Purchase Agreement, with Chardan, or the actual gross proceeds resulting from those sales, or the dilution to our stockholders from those sales” and “The sale or issuance of shares of our common stock to Chardan will result in additional outstanding shares and the resale of shares of our common stock by Chardan that it acquires pursuant to the Purchase Agreement, or the perception that such sales may occur, could cause the price of shares of our common stock to decrease” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Entry into a Sublease Agreement
On May 7, 2024, we, as the sublandlord, entered into a sublease agreement, or the Sublease, with GeneFab, LLC, as the subtenant for approximately 7,177 rentable square feet, or RSF, of certain space located at our corporate headquarters, Two Corporate Drive, First Floor, South San Francisco, CA 94080. The term of the Sublease will be effective on May 7, 2024, subject to the consent by the landlord, Britannia Biotech Gateway Limited Partnership and will expire April 30, 2027, subject to earlier termination in accordance with the terms of the Sublease. The initial monthly base rent GeneFab will pay is $5.10 per rentable square feet, or RSF, for the first year of the sublease term, increasing to $5.28 per RSF for the second year of the sublease term, and increasing to $5.46 per RSF for the third year of the sublease term. Under the Sublease, GeneFab was granted a right of first refusal to sublease additional space of approximately three thousand RSF of the premise as described in the Sublease under certain conditions. The Sublease contains customary events of default, representations, warranties and covenants. As part of a prior agreement with GeneFab, GeneFab was permitted to access certain portions of the subleased premises.
The foregoing description of the Sublease does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the full text of the Sublease, which we expect to file as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2024.
Election of Directors
On May 7, 2024, Susan Berland, a member of the Board of Directors of the Company, or the Board, the Audit Committee of the Board and the Compensation Committee of the Board, notified the Board of her resignation as a director of the Company and all committees thereof, effective June 11, 2024. Ms. Berland’s resignation was not a result of any dispute or disagreement with the Board or management of the Company. Effective upon Ms. Berland’s resignation as a director, the size of the Board will be reduced from six members to five members. The Company thanks Ms. Berland for her years of service as a director.
Director and Executive Officer Trading Arrangements
During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*
Certification of Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 9th day of May, 2024.

Date: May 9, 2024	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer and President
(Principal Executive Officer and Principal Accounting and Financial Officer)