Form 10-Q
period 2024-06-30
Senti Biosciences, Inc.
filed 2024-08-13
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024 there were 4,578,979 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.

i

PART 1 - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$15,860	$35,926
Accounts receivable	39	112
GeneFab receivable - related party	18,624	17,592
GeneFab prepaid expenses - related party	7,663	14,787
Prepaid expenses and other current assets	2,153	2,783
Total current assets	44,339	71,200
Restricted cash	3,546	3,522
GeneFab receivable - related party, net of current portion	—	1,119
Property and equipment, net	23,253	25,338
Operating lease right-of-use assets	15,301	16,274
GeneFab Economic Share - related party	398	1,816
Other long-term assets	76	215
Total assets	$86,913	$119,484
Liabilities and Stockholders’ Equity
Accounts payable	$1,181	$1,250
Finance lease liabilities - related party, current portion	101	97
Early exercise liability, current portion	78	135
GeneFab sublease deferred income - related party	798	989
Accrued expenses and other current liabilities	2,561	5,927
Operating lease liabilities	4,329	4,031
Contingent earnout liability	20	—
Current liabilities of discontinued operations	—	243
Total current liabilities	9,068	12,672
Operating lease liabilities, net of current portion	31,311	33,538
GeneFab Option - related party	2,386	6,331
Contingent earnout liability, net of current portion	—	20
Early exercise liability, net of current portion	—	10
Total liabilities	42,765	52,571
Commitments and contingencies (Note 12)

	June 30,	December 31,
	2024	2023
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; zero shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 4,572,432 and 4,569,900 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	311,805	311,256
Accumulated deficit	(267,658)	(244,344)
Total stockholders’ equity	44,148	66,913
Total liabilities and stockholders’ equity	$86,913	$119,484
All periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024. Refer to Note 2. Summary of Significant Accounting Policies for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Contract revenue	$—	$687	$—	$1,723
Grant income	—	250	—	500
Total revenue	—	937	—	2,223

Operating expenses
Research and development (including related party cost of $3,637 and $—, $7,269 and $—respectively)	9,151	6,876	17,929	13,936
General and administrative	4,205	9,249	11,728	18,440
Total operating expenses	13,356	16,125	29,657	32,376
Loss from operations	(13,356)	(15,188)	(29,657)	(30,153)

Other income (expense)
Interest income, net	236	794	568	1,855
Change in fair value of contingent earnout liability	—	148	—	207
Change in fair value of GeneFab Note Receivable - related party	166	—	195	—
Change in fair value of GeneFab Economic Share - related party	(1,473)	—	(1,418)	—
Change in fair value of GeneFab Option - related party	1,631	—	3,945	—
GeneFab sublease income - related party	1,587	—	3,047	—
Other income (expense)	6	(4)	6	(12)
Total other income, net	2,153	938	6,343	2,050
Net loss from continuing operations	(11,203)	(14,250)	(23,314)	(28,103)
Net loss from discontinued operations	—	(4,447)	—	(9,316)
Net loss	(11,203)	(18,697)	(23,314)	(37,419)

Other comprehensive loss
Unrealized loss on investments	—	(3)	—	(1)
Comprehensive loss	$(11,203)	$(18,700)	$(23,314)	$(37,420)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss per share, basic and diluted
Net loss per share from continuing operations, basic and diluted	$(2.45)	$(3.22)	$(5.10)	$(6.36)
Net loss per share from discontinued operations, basic and diluted	—	(1.00)	—	(2.11)
Net loss per share, basic and diluted	$(2.45)	$(4.22)	$(5.10)	$(8.47)
Weighted-average shares outstanding, basic and diluted	4,572,010	4,427,726	4,571,377	4,417,411
All periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024. Refer to Note 2. Summary of Significant Accounting Policies for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	4,569,900	1	311,256	—	(244,344)	66,913
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Stock-based compensation expense	—	—	1,258	—	—	1,258
Net loss	—	—	—	—	(12,111)	(12,111)
Balance as of March 31, 2024	4,571,166	1	312,548	—	(256,455)	56,094
Vesting of early exercise of common stock options	1,266	—	33	—	—	33
Stock-based compensation expense	—	—	(776)	—	—	(776)
Unrealized loss on investments	—	—	—	—	—	—
Net loss	—	—	—	—	(11,203)	(11,203)
Balance as of June 30, 2024	4,572,432	$1	$311,805	$—	$(267,658)	$44,148

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	4,406,137	$—	$300,548	$1	$(173,286)	$127,263
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Stock-based compensation expense		—	3,763	—	—	3,763
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(18,722)	(18,722)
Balance as of March 31, 2023	4,407,403	—	304,345	3	(192,008)	112,340
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	37,715	—	308	—	—	308
Stock-based compensation expense	—	—	3,434	—	—	3,434
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(18,697)	(18,697)
Balance as of June 30, 2023	4,446,384	$—	$308,121	$—	$(210,705)	$97,416
All periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024. Refer to Note 2. Summary of Significant Accounting Policies for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(23,314)	$(37,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,955	1,221
Amortization of operating lease right-of-use assets	973	919
Accretion of discount on short-term investments	—	(952)
Change in fair value of contingent earnout liability	—	(207)
Change in fair value of GeneFab Note Receivable - related party	(195)	—
Change in fair value of GeneFab Economic Share - related party	1,418	—
Change in fair value of GeneFab Option - related party	(3,945)	—
Stock-based compensation expense	482	7,197
Loss on sale of property and equipment - related party	70	—
Other non-cash charges	74	(5)
Changes in assets and liabilities:
Accounts receivable	3	64
GeneFab receivable - related party	(148)	—
GeneFab prepaid expenses - related party	7,124	—
Prepaid expenses and other assets	769	—
Accounts payable	(54)	885
Accrued expenses and other current liabilities	(3,119)	(2,082)
GeneFab sublease deferred income - related party	(191)	—
Deferred revenue	—	(635)
Operating lease liabilities	(1,929)	1,035
Net cash from operating activities	(20,027)	(29,979)
Cash flows from investing activities
Purchases of short-term investments	—	(17,990)
Maturities of short-term investments	—	37,000
Purchases of property and equipment	(15)	(10,176)
Net cash from investing activities	(15)	8,834
Cash flows from financing activities
Proceeds from issuance of common stock under Common Stock Purchase Agreement	—	308
Principal finance lease payments	—	(62)
Net cash from financing activities	—	246
Net decrease in cash and cash equivalents	(20,042)	(20,899)
Cash, cash equivalents, and restricted cash, beginning of period	39,448	60,987
Cash, cash equivalents, and restricted cash, end of period	$19,406	$40,088

	Six Months Ended June 30,
	2024	2023

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,860	$36,752
Restricted cash	3,546	3,336
Total	$19,406	$40,088

Supplemental disclosures of noncash investing and financing and items
Purchases of property and equipment in accounts payable and accrued expenses	$—	$1,796
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
Liquidity and Going Concern
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
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
At June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $267.7 million and $244.3 million, respectively. The Company’s net losses were $23.3 million and $37.4 million for the six months ended June 30, 2024 and 2023, respectively. Substantially all of the Company’s operating net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $15.9 million and $35.9 million, respectively. As of August 13, 2024, the issuance date of the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, there is uncertainty about whether the Company’s combined cash and cash equivalents will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, beyond twelve months from the issuance date of these financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

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
On February 6, 2024, the Listing Qualifications Department granted the Company’s request for a second 180-calendar day period, or until August 5, 2024, to regain compliance with the $1.00 bid price requirement. To regain compliance with such minimum price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days (the “Bid Price Rule”).
On July 17, 2024, the Company filed a Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of Company’s issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on July 17, 2024, and the Company’s common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on July 18, 2024. On August 2, 2024, the Company received notification from Nasdaq that for ten consecutive business days, the closing bid price of the Company’s common stock was at least $1.00 per share, and accordingly, the Company regained compliance with the Bid Price Rule, and that the matter is now closed.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment within continuing operations.
The Company determined that the assets sold to GeneFab in August 2023 met the criteria for presentation as a discontinued operation. As a result, the Company has retrospectively restated its condensed consolidated statements of operations for the three and six months ended June 30, 2023 to reflect the operating results related to the disposed business in discontinued operations. The Company has chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3. GeneFab Transaction. Unless otherwise specified, the disclosures in these condensed consolidated financial statements refer to continuing operations only.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, the valuation of the GeneFab Note Receivable, the discount rate used to discount future cash flows for the impairment of long-lived assets, and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Reverse Stock Split
On July 17, 2024, the Company effected a 1 for 10 reverse stock split of its common stock, $0.0001 par value. All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise. No fractional shares were issued as a result of the reverse stock split, as fractional shares of Common Stock were rounded down to the nearest whole share. Refer to Note 7. Stockholders’ Equity for additional information related to the reverse stock split.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of June 30, 2024 and 2023, the Company has not experienced any credit losses in such accounts or investments.
As of June 30, 2024, the Company has prepaid future manufacturing and research services of $7.7 million under the development and manufacturing services agreement entered into with GeneFab, a related party. The Company also has a receivable from GeneFab under the framework agreement with a fair value of $17.4 million, subject to satisfaction of certain conditions. The prepaid expense and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. The December 31, 2023 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 21, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2024, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2023.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Under the terms of the transaction, the Company is entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against prepayment due to GeneFab for future manufacturing and research activities. The remaining $18.9 million is anticipated to be paid to the Company in the first half of 2025 (the “GeneFab Note Receivable”), subject to satisfaction of certain conditions. The Company elected to account for the GeneFab Note Receivable under the fair value option and recorded the GeneFab Note Receivable at its fair value of $16.6 million at the closing date of the transaction. The GeneFab Note Receivable will be remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurements.
The Company is entitled to $18.9 million in future manufacturing and research activities to be rendered by GeneFab under the services agreement, which are recorded in GeneFab prepaid expenses on the condensed consolidated balance sheet. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business. As of June 30, 2024, $7.7 million of this initial prepaid amount is remaining for future manufacturing and research activities.
As part of the transaction, the Company subleased the facility in Alameda, California to GeneFab which will support the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. Refer to Note 6. Operating Leases for additional information on the sublease.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
GeneFab was granted an option to purchase up to 1,963,344 shares (i.e., up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the Company’s outstanding shares of common stock as of the closing date of the transaction. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815. As such, the GeneFab Option was recorded as a liability at its fair value of $9.6 million at the closing date of the transaction and subsequently remeasured with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurements.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table summarizes the major classes of assets and liabilities of the discontinued operations (in thousands):

	June 30,	December 31,
	2024	2023
Accrued expenses and other current liabilities	—	243
Total current liabilities of discontinued operations	$—	$243
The following table summarizes the condensed operating results of the discontinued operations (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$—	$4,076	$—	$8,334
General and administrative	—	371	—	982
Total operating expenses	—	4,447	—	9,316
Loss from discontinued operations	—	(4,447)	—	(9,316)
Net income (loss) from discontinued operations	$—	$(4,447)	$—	$(9,316)
The following table summarizes the condensed cash flow information of the discontinued operations (in thousands):

	Six months ended June 30,
	2024	2023
Operating activities (noncash adjustments to net income):
Depreciation	$—	$100
Stock-based compensation	—	56
Investing activities:
Purchases of property and equipment	—	(3,976)
Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued expenses	—	81
4. Fair Value Measurements
The following tables summarize the estimated value of cash equivalents and restricted cash (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2024
	Adjusted Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$1,750	$1,750	$1,750	$—
Level 1:
Money market funds	17,656	17,656	14,110	3,546
Subtotal	17,656	17,656	14,110	3,546
Total	$19,406	$19,406	$15,860	$3,546

	December 31, 2023
	Adjusted Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$4,205	$4,205	$4,205	$—
Level 1:
Money market funds	$35,243	$35,243	$31,721	$3,522
Subtotal	35,243	35,243	31,721	3,522
Total	$39,448	$39,448	$35,926	$3,522
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.
GeneFab Note Receivable
The following table presents a summary of the changes in the fair value of the GeneFab Note Receivable (in thousands):

Note Receivable
Fair value as of December 31, 2023	$17,240
Change in fair value included in other income (expense)	195
Fair value as of June 30, 2024	$17,435
The fair value of the GeneFab Note Receivable is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The GeneFab Note Receivable is presented within GeneFab receivable on the condensed consolidated balance sheet.
The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using the Company’s cost of borrowing, which was estimated at 12.53% as of December 31, 2023, as compared to 13.78% as of June 30, 2024 based on published CCC-rated corporate bond yields.
GeneFab Option
The following table presents a summary of the changes in the fair value of the GeneFab Option (in thousands):

GeneFab Option
Fair value as of December 31, 2023	$(6,331)
Change in fair value included in other income (expense)	3,945
Fair value as of June 30, 2024	$(2,386)
The fair value of the GeneFab Option is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model.
The significant assumptions utilized in the valuation are described below:

	June 30,	December 31,
	2024	2023
Current stock price	$2.76	$6.60
Expected volatility	135.6%	98.1%
Risk-free interest rate	4.71%	4.12%
Expected term (years)	2	2.5
GeneFab Economic Share
The following table presents a summary of the changes in the fair value of the GeneFab Economic Share (in thousands):

GeneFab Economic Share
Initial recognition as of December 31, 2023	$1,816
Change in fair value included in other income (expense)	(1,418)
Fair value as of June 30, 2024	$398
The fair value of the GeneFab Economic Share is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method.
The significant assumptions utilized in the valuation are described below:

	June 30,	December 31,
	2024	2023
GeneFab equity value	$8,862	$35,448
Volatility	106.0%	65.8%
Risk free rate	4.47%	3.93%
Expected term	3.5	4
5. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses (including prepaid rent)	2,046	2,546
Deposits	87	42
Other	20	195
Total prepaid expenses and other current assets	$2,153	$2,783
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30,	December 31,
	2024	2023
Leasehold improvements	$22,648	$22,648
Lab equipment	7,840	8,186
Furniture and fixtures	326	326
Computer equipment and software	299	360
Property and equipment at cost	31,113	31,520
Less: accumulated depreciation	(7,860)	(6,182)
Property and equipment, net	$23,253	$25,338
Depreciation totaled $1.0 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively and $2.0 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee-related expenses	$1,343	$3,555
Accrued professional and service fees other	1,142	2,363
Other accrued expenses	76	9
Total accrued expenses and other current liabilities	$2,561	$5,927
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
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,315	$1,320	$2,631	$2,629
Short-term lease cost	8	25	17	56
Variable lease cost	235	378	503	622
Total lease cost	$1,558	$1,723	$3,151	$3,307

	Six Months Ended June 30,
	2024	2023
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$(3,583)	$(675)
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$—	$(30)
Weighted-average remaining lease term (years)	7.1	7.9
Weighted-average discount rate	9.2%	9.1%
For the three months ended June 30, 2023, the Company received $1.0 million of the $17.5 million tenant improvement allowance and for the six months ended June 30, 2023, the Company received $2.0 million of the $17.5 million tenant improvement allowance. The Company received the full $17.5 million tenant improvement allowance through December 31, 2023.
As of June 30, 2024 and 2023, amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.
Maturities of the Company’s lease liabilities as of June 30, 2024, were as follows (in thousands):

2024, for the remainder of the year	$3,668
2025	7,478
2026	7,712
2027	5,769
2028	4,855
2029	5,000
Thereafter	14,529
Total undiscounted lease payments	49,011
Less imputed interest	(13,371)
Tenant improvement allowance remaining	—
Total lease liabilities	$35,640
As of June 30, 2024 the Company held a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.8 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our HQ facility lease.
Lessor Accounting
In connection with the GeneFab transaction, on August 7, 2023, the Company entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in September 2032. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $44.1 million over the term of the sublease agreement.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On June 12, 2024, the Company entered into a sublease with GeneFab for a portion of the Company’s corporate headquarter premises in South San Francisco. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $1.3 million over the term of the sublease agreement.
A summary of total sublease income for the period relating to the Company’s operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sublease income - base rent	1,240	—	2,443	—
Sublease income - variable and other	347	—	604	—
Total sublease income	$1,587	$—	$3,047	$—
The Company records sublease income in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
Maturities of the Company’s sublease payments from GeneFab for the sublease of both Alameda facility and the corporate headquarters as of June 30, 2024, were as follows (in thousands):

2024, for the remainder of the year	$2,434
2025	4,919
2026	5,069
2027	4,903
2028	4,891
2029	5,037
Thereafter	13,258
Total undiscounted sublease payments	$40,511
Refer to Note 13. Related Parties for GeneFab related party considerations.
7. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company; although, no preferred stock is outstanding as of June 30, 2024 and December 31, 2023. Through June 30, 2024, no cash dividends have been declared or paid.
On July 10, 2024, the Board approved a reverse stock split of the Common Stock at a ratio of 1-for-10, $0.0001 par value. Effective as of 5:00 p.m. Eastern Time on July 17, 2024, the Company filed the Reverse Stock Split Amendment and effected a 1-for-10 reverse stock split of its shares of Common Stock (the “Reverse Stock Split”). All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would have otherwise been entitled multiplied by the closing sales price per share of the Common Stock (as adjusted for the Reverse Stock Split) on The Nasdaq Capital Market on July 17, 2024, the last trading day immediately preceding the effective time of the Reverse Stock Split. Trading of the Company’s Common Stock on The Nasdaq Capital Market commenced on a split-adjusted basis as of market open on July 18, 2024, under the existing trading symbol “SNTI.”

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At June 30, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 shares of common stock, all at a par value of $0.0001 per share, and had reserved the following shares for future issuance:

	June 30,	December 31,
	2024	2023
Common Stock Purchase Agreement	732,704	732,704
Common stock options issued and outstanding	1,015,502	1,158,294
Restricted Stock Units (RSUs) issued and outstanding	73,404	22,528
Performance Stock Units (PSUs) issued and outstanding	116,567	—
Common stock shares available for future issuance under equity plans	571,253	367,228
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	79,387	33,632
Contingent earnout common stock	100,000	200,000
GeneFab Option	1,963,344	1,963,344
Unvested early exercised common stock	2,954	5,486
Total	4,655,115	4,483,216
Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of June 30, 2024 and December 31, 2023.
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement, as amended and restated on August 31, 2024 (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to Chardan under the Purchase Agreement more than 872,704 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 10,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee.
Other than the issuance of the commitment shares of the Company’s common stock to Chardan, the Company issued 130,000 shares of common stock through June 30, 2024 aggregating to net proceeds of $1.2 million, under the Purchase Agreement. There were no shares issued under the Purchase Agreement during the six months ended June 30, 2024.
Contingent Earnout Equity
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 200,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

100,000 shares of common stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of common stock quoted on the Nasdaq (or the exchange on which the shares of common stock are then listed) is greater or equal to $150.00 and $200.00, respectively over any twenty trading days within any thirty-day trading period. The first tranche term is two years from the closing of the Merger (the “First Tranche Term”) and the second tranche term is three years from the closing of the Merger (the “Second Tranche Term”) and together with the First Tranche Term, the “Tranche Terms”). If there is a change of control within the applicable Tranche Term-following the closing of the Merger that results in a per share price equal to or in excess of the $150.00 and $200.00 share price milestones not previously met, then Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. The $150.00 share price milestone for the first tranche was not satisfied during the First Tranche Term and any such rights to receive the first tranche of additional shares of the Company’s common stock have been cancelled and extinguished.
8. Revenue
The Company’s revenue consists of amounts received related to research services provided to customers.
The Company earned no revenue in the three and six months ended June 30, 2024.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
For the three months ended June 30, 2024 and 2023, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of zero and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of zero and $0.6 million, respectively.
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
Entity-wide information
The Company earned no revenue in the three and six months ended June 30, 2024. During the three months ended June 30, 2023, Customers A and B accounted for 73% and 27% of revenue, respectively. During the six months ended June 30, 2023, Customers A and B accounted for 78% and 22% of revenue, respectively. All revenues were generated in the United States.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Following the Merger, the 2016 Plan was terminated. No additional stock awards will be granted under the 2016 Plan. All awards previously granted and outstanding as of the effective date of the Merger, were adjusted to reflect the impact of the Merger, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan (as defined below).
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
The Company initially reserved 249,274 shares of common stock for issuance under the 2022 Plan. On the first day of each year commencing January 1, 2023, the 2022 Plan will automatically increase by 5% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase. In addition, the shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan.
As of June 30, 2024, the total number of shares of common stock available for issuance under the 2022 Plan is 407,835.
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
The Company initially reserved 200,000 shares of common stock for issuance under the 2022 Inducement Plan.
As of June 30, 2024, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 163,418.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company initially reserved 59,258 shares of common stock for issuance under the ESPP. On the first day of each year commencing January 1, 2023, the ESPP will automatically increase by 1% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase.
As of June 30, 2024, the total number of shares of common stock available for issuance under the ESPP is 79,387.
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$(890)	$3,081	$448	$6,320
Research and development	114	472	34	821
Total stock-based compensation expense from continuing operations	(776)	3,553	482	7,141
Stock-based compensation expense from discontinued operations	—	(119)	—	56
Total stock-based compensation expense	$(776)	$3,434	$482	$7,197
Negative stock-based compensation expense for the three months ended June 30, 2024 was caused by a $1.8 million reversal of previously recognized expense attributable to performance awards forfeited due to employment terminations.
10. Income Tax
The Company’s income tax provision for the three and six months ended June 30, 2024 and 2023 is zero, respectively. While the Company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses their current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
11. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(11,203)	$(14,250)	$(23,314)	$(28,103)
Net income (loss) from discontinued operations	$—	$(4,447)	$—	$(9,316)
Net loss	$(11,203)	$(18,697)	$(23,314)	$(37,419)

Weighted-average shares used in computing net loss per share, basic and diluted	4,572,010	4,427,726	4,571,377	4,417,411

Net loss per share from continuing operations, basic and diluted	$(2.45)	$(3.22)	$(5.10)	$(6.36)
Net income (loss) per share from discontinued operations, basic and diluted	—	(1.00)	—	(2.11)
Net loss per share attributable to common stockholders, basic and diluted	$(2.45)	$(4.22)	$(5.10)	$(8.47)
The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	1,015,502	1,205,673	1,015,502	1,205,673
Unvested early exercised options	2,954	8,018	2,954	8,018
Restricted stock units outstanding	73,404	33,588	73,404	33,588
Performance stock units outstanding	116,567	0	116,567	0
Contingent earnout common stock	100,000	200,000	100,000	200,000
GeneFab Option	1,963,344	0	1,963,344	0
Total	3,271,771	1,447,279	3,271,771	1,447,279
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
13. Related Parties
Bayer Healthcare LLC
On May 21, 2021, the Company entered into a collaboration and option agreement (“BlueRock Agreement”) with BlueRock, a wholly-owned subsidiary of Bayer, pursuant to which the Company granted to BlueRock an option (“BlueRock Option”), on a collaboration program-by-collaboration program basis, to obtain an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products that contain cells of specified types and which incorporate an option gene circuit from such collaboration program or a closely related derivative gene circuit. The Company was responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a three-year research term as specified in the collaboration and option agreement. The Company completed the initial research plan and related activities in May 2024. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred.
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
Bayer held 587,848 shares of the Company’s common stock as of June 30, 2024 and December 31, 2023. Accordingly, Bayer is considered a related party.
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
On June 12, 2024, The Company entered into a sublease agreement with GeneFab for a portion of the Company’s corporate headquarters in South San Francisco. The Company has also subleased its manufacturing facility in Alameda to GeneFab and recorded total sublease income of $3.0 million including variable costs charged for the six months ended June 30, 2024.
In connection with the services agreement entered into with GeneFab, the Company is entitled to $18.9 million for future services under the agreement, of which $7.7 million remained in GeneFab prepaid expenses as of June 30,

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2024. Additionally, amounts due from GeneFab related to costs incurred by Senti on its behalf were $0.9 million as of June 30, 2024 and were recorded in GeneFab receivable on the condensed consolidated balance sheet. The Company incurred $3.6 million of research and development expenses under the services agreement during the three months ended June 30, 2024.
Based on the intricacies of the GeneFab Transaction noted above and in Note 3. GeneFab Transaction, we have determined that GeneFab is a related party.
14. Subsequent Events
Amended and Restated ChEF Purchase Agreement
On July 16, 2024, the Company entered into an amended and restated ChEF purchase agreement (the “A&R Purchase Agreement”) with Chardan in connection with its outstanding $50,000,000 equity facility to sell shares of the Company’s common stock, par value $0.0001 per share, to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday VWAP Purchases (as defined in the A&R Purchase Agreement).
Reverse Stock Split Charter Amendment
On July 17, 2024, the Company filed a certificate of amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, which became effective as of 5:00 p.m. Eastern Time on July 17, 2024. As a result, every ten shares of the Company’s common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and certain existing agreements. The shares of common stock outstanding following the reverse stock split remain fully paid and non-assessable. The reverse stock split did not affect the number of authorized shares of common stock or the par value of the common stock.
NASDAQ Bid Price Compliance
On August 2, 2024, the Company received notification from Nasdaq that for ten consecutive business days, the closing bid price of the Company’s common stock was at least $1.00 per share, and accordingly, the Company regained compliance with the Bid Price Rule, and that the matter is now closed.
CIRM Grant
On August 3, 2024, the Company executed the agreement with California Institute of Regenerative Medicine (“CIRM”) for a grant award of $8 million. Pursuant to the executed agreement with CIRM, the first tranche of the grant award is expected to be received in August 2024. The CIRM grant will support the ongoing clinical development of SENTI-202.

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
We have incurred net losses of $11.2 million and $18.7 million for the three months ended June 30, 2024 and 2023, respectively, and net losses to $23.3 million and $37.4 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $15.9 million and $35.9 million, respectively, and an accumulated deficit of $267.7 million and $244.3 million, respectively. Net cash flows used in operating activities were $20.0 million and $30.0 million during the six months ended June 30, 2024 and 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:
•continue to advance our gene circuit platform technologies;
•continue preclinical development of our current and future product candidates and initiate additional preclinical studies;
•continue to expand our pipeline by exploring new partnerships and collaborations that align with our strategic goals;
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
Recent Developments
On August 7, 2023, we completed a transaction with GeneFab, LLC (“GeneFab”), a new independent contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. We sold, assigned and transferred rights, title and interest in certain of our assets and contractual rights, including all of our equipment at our facilities in Alameda and certain of our intellectual property related to the schematics for and design of the Alameda facility. We subleased our recently constructed 92,000 square foot current good manufacturing practice facility in Alameda, California to GeneFab which will support the clinical manufacturing of our CAR-NK programs, including SENTI-202. The transaction provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining $18.9 million is anticipated to be paid to us in the first half of 2025, subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
We also agreed to grant a license to GeneFab under certain of our intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation.
GeneFab was provided an option to purchase up to 1,963,344 shares (i.e., up to $20.0 million worth) of our common stock at a per share exercise price of $10.18670 (the “GeneFab Option”). The GeneFab Option is exercisable for a period of 36 months following the execution of the license agreement. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of our outstanding shares of common stock as of the closing date of the transaction.
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
In accordance with ASC 205, Presentation of Financial Statements, we determined that the disposal of the non-oncology business, including the equipment and transfer of in-house manufacturing services in the Alameda facility, represented a strategic shift that will have a major effect on our operations and financial results, thus meeting the criteria to be reported as discontinued operations. As a result, we have retrospectively restated our condensed consolidated statements of operations for the three and six months ended June 30, 2023 to reflect the operating results related to the disposed business in discontinued operations. We have chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3. GeneFab Transaction to our condensed consolidated financial statements. Unless otherwise specified, the results of operations refer to continuing operations only.
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
On July 17, 2024, the Company filed a Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which we effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of Company’s issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on July 17, 2024, and the Company’s common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on July 18, 2024. All references in this Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Split on a retroactive basis.
On August 2, 2024, the Company received notification from Nasdaq that for ten consecutive business days, the closing bid price of the Company’s common stock was at least $1.00 per share, and accordingly, the Company regained compliance with the Bid Price Rule, and that the matter is now closed.
On August 3, 2024, the Company executed the agreement with California Institute of Regenerative Medicine (“CIRM”) for a grant award of $8 million. Pursuant to the executed agreement with CIRM, the first tranche of the grant award is expected to be received in August 2024. The CIRM grant will support the ongoing clinical development of SENTI-202.

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
•the cost of consultants engaged in research and development, regulatory, and clinical related services;
•the cost to develop our manufacturing process and manufacturing product candidates for use in our research, preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations (“CMOs”);
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
Our research and development expenses related to the assets sold to GeneFab are included in discontinued operations.
Research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$2,121	$2,469	$4,621	$4,860
External services and supplies	5,459	1,940	10,235	4,131
Office and facilities	1,314	2,184	2,611	4,407
Other	257	283	462	538
Total	$9,151	$6,876	$17,929	$13,936
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include legal fees relating to corporate matters, professional fees for accounting and consulting services, insurance and an allocation of facility-related costs.
Our general and administrative costs related to the assets sold to GeneFab are included in discontinued operations.
General and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$649	$6,358	$4,147	$13,116
External services and supplies	1,144	1,552	2,807	2,785
Office and facilities	1,112	384	2,111	718
Depreciation & Amortization	716	406	1,441	588
Insurance	408	414	875	918
Other	176	135	347	315
Total	$4,205	$9,249	$11,728	$18,440
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
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab and the volatility at each reporting period.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $10.18670 per share.
GeneFab sublease Income - related party
Sublease Income is primarily comprised of income from our sublease agreements with GeneFab.

Net Income (Loss) from Discontinued Operations
Net income (loss) from discontinued operations includes the results of our manufacturing and research activities related to the Alameda facility through the disposition date of August 7, 2023.
Net income (loss) from discontinued operations is summarized below (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$—	$4,076	$—	$8,334
General and administrative	—	371	—	982
Total operating expenses	—	4,447	—	9,316
Loss from discontinued operations	—	(4,447)	—	(9,316)
Net income (loss) from discontinued operations	$—	$(4,447)	$—	$(9,316)
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenue
Contract revenue	$—	$687	$(687)
Grant income	—	250	(250)
Total revenue	—	937	(937)

Operating expenses
Research and development (including related party cost of $3,637 and $—, respectively)	9,151	6,876	2,275
General and administrative	4,205	9,249	(5,044)
Total operating expenses	13,356	16,125	(2,769)
Loss from operations	(13,356)	(15,188)	1,832

Other income (expense)
Interest income, net	236	794	(558)
Change in fair value of contingent earnout liability	—	148	(148)
Change in fair value of GeneFab Note Receivable - related party	166	—	166
Change in fair value of GeneFab Economic Share - related party	(1,473)	—	(1,473)
Change in fair value of GeneFab Option - related party	1,631	—	1,631
GeneFab sublease income - related party	1,587	—	1,587
Other income (expense)	6	(4)	10
Total other income, net	2,153	938	1,215
Net loss from continuing operations	(11,203)	(14,250)	3,047
Net loss from discontinued operations	—	(4,447)	4,447
Net loss	$(11,203)	$(18,697)	$7,494
Contract revenue. For the three months ended June 30, 2023, we generated revenue from contracts and license agreements of $0.7 million. We earned no revenue in the three months ended June 30, 2024. The decrease of $0.7 million was primarily due to completion of services provided under the Spark collaboration agreement in 2023 that did not occur in 2024.
Grant income. For the three months ended June 30, 2023, we generated revenue from grants of $0.3 million, from the SBIR SENTI-202 grant funding. We earned no revenue from grants in the three months ended June 30, 2024.
Research and development expenses. Research and development expenses were $9.2 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $2.3 million was primarily due to an increase of $3.5 million in external services and supplies cost offset by a decrease of $0.9 million in office and facilities cost and a decrease of $0.3 million in personnel-related expenses.
General and administrative expenses. General and administrative expenses were $4.2 million and $9.2 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $5.0 million was primarily due to a decrease of $5.7 million in personnel-related expenses and a decrease of $0.4 million in professional services costs offset by an increase of $0.7 million in facilities costs, an increase of $0.3 million in depreciation and amortization costs.
Interest income, net. Interest income was $0.2 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease is attributed to lower average cash balances in the relevant periods.

Change in fair value of GeneFab Economic Share - related party. For the three months ended June 30, 2024, the change in fair value of GeneFab economic Share was a loss of $1.5 million primarily due to the decrease in the GeneFab equity value, which is a significant input in the measurement of the GeneFab Economic Share. There was no comparative activity for three months ended June 30, 2023
Change in fair value of GeneFab Option - related party. For the three months ended June 30, 2024, the change in fair value of GeneFab Option was a gain of $1.6 million primarily due to the decrease in the fair value of our common stock, which is a significant input in the measurement of the GeneFab Option. There was no comparative activity for three months ended June 30, 2023.
GeneFab sublease income - related party. For the three months ended June 30, 2024, sublease income was $1.6 million from the sublease of Alameda facility as well as a portion of our corporate headquarter premises to GeneFab. There was no comparative activity for three months ended June 30, 2023.
Net income (loss) from discontinued operations. For the three months ended June 30, 2023, net loss from discontinued operations was $4.4 million. Discontinued operations relate to the transfer of in-house manufacturing activities in the Alameda facility, to GeneFab, and include the costs and depreciation of equipment and related deposits or liabilities, as well as manufacturing personnel-related costs. There were no discontinued operations for three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Revenue
Contract revenue	$—	$1,723	$(1,723)
Grant income	—	500	(500)
Total revenue	—	2,223	(2,223)

Operating expenses
Research and development (including related party cost of $7,269 and $—, respectively)	17,929	13,936	3,993
General and administrative	11,728	18,440	(6,712)
Total operating expenses	29,657	32,376	(2,719)
Loss from operations	(29,657)	(30,153)	496

Other income (expense)
Interest income, net	568	1,855	(1,287)
Change in fair value of contingent earnout liability	—	207	(207)
Change in fair value of GeneFab Note Receivable - related party	195	—	195
Change in fair value of GeneFab Economic Share - related party	(1,418)	—	(1,418)
Change in fair value of GeneFab Option - related party	3,945	—	3,945
GeneFab sublease income - related party	3,047	—	3,047
Other income (expense)	6	(12)	18
Total other income, net	6,343	2,050	4,293
Net loss from continuing operations	(23,314)	(28,103)	4,789
Net loss from discontinued operations	—	(9,316)	9,316
Net loss	$(23,314)	$(37,419)	$14,105
Contract revenue. For the six months ended June 30, 2023, we generated revenue from contracts and license agreements of $1.7 million. We earned no revenue in the six months ended June 30, 2024. The decrease of $1.7 million was primarily due to completion of services provided under the Spark collaboration agreement in 2023 that did not occur in 2024.
Grant income. For the six months ended June 30, 2023, we generated revenue from grants of $0.5 million, from the SBIR SENTI-202 grant funding. We earned no revenue from grants in the six months ended June 30, 2024.
Research and development expenses. Research and development expenses were $17.9 million and $13.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $4.0 million was primarily due to an increase of $6.1 million in professional services costs, partially offset by a decrease of $1.8 million in office and facility costs, as well as a decrease of $0.2 million in personnel-related expenses.
General and administrative expenses. General and administrative expenses were $11.7 million and $18.4 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $6.7 million was primarily due to a decrease of $9.0 million in personnel-related expenses, offset by an increase of $1.4 million in office and facility costs and an increase of $0.9 million in depreciation and amortization.

Interest Income, net. Interest income was $0.6 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease is attributed to lower average cash balances in the relevant periods.
Change in fair value of GeneFab Economic Share. For the six months ended June 30, 2024, the change in fair value of GeneFab Economic Share was a loss of $1.4 million primarily due to the decrease in the GeneFab equity value, which is a significant input in the measurement of the GeneFab Economic Share. There was no comparative activity for six months ended June 30, 2023.
Change in fair value of GeneFab Option. For the six months ended June 30, 2024, the change in fair value of GeneFab Option was a gain of $3.9 million primarily due to the decrease in the fair value of our common stock as well as an increase in volatility, which are significant inputs in the measurement of the GeneFab Option. There was no comparative activity for six months ended June 30, 2023.
GeneFab sublease income - related party. For the six months ended June 30, 2023, sublease income was $3.0 million from the sublease of Alameda facility as well as a portion of our corporate headquarter premises to GeneFab. There was no comparative activity for six months ended June 30, 2023.
Net income (loss) from discontinued operations. For the six months ended June 30, 2023 net loss from discontinued operations was $9.3 million. Discontinued operations relate to the transfer of in-house manufacturing activities in the Alameda facility, to GeneFab, and include the costs and depreciation of equipment and related deposits or liabilities, as well as manufacturing personnel-related costs. There were no discontinued operations for six months ended June 30, 2024.
Liquidity and Capital Resources
Sources of Liquidity
From inception to June 30, 2024, we raised aggregate gross proceeds of $300.1 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and governmental grants.
On August 31, 2022, we entered into the Purchase Agreement with Chardan, as amended and restated from time to time. Pursuant to the Purchase Agreement, we have the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 872,704 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of common stock are solely at our election, and we are under no obligation to sell any securities to Chardan under the Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 10,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee.
Other than the issuance of the commitment shares of our common stock to Chardan, we issued 130,000 shares of common stock up until June 30, 2024 aggregating to net proceeds of $1.2 million, under the Purchase Agreement. There were no shares issued within the six months ended June 30, 2024.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from continuing operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had $15.9 million in cash and cash equivalents, and an accumulated deficit of $267.7 million.
We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, if at all. Should we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our product candidates or delay our efforts to expand our product pipeline. As substantial doubt exists about the Company’s ability to continue as a going concern, we may also be required to sell or license to other parties’ rights to develop or commercialize our product candidates that we would prefer to retain.
The transaction with GeneFab, as described in “Recent Developments” above, provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we are entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining consideration of $18.9 million is anticipated to be received in the first half of 2025, subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business.
Cash Flows
The following table sets forth a summary of our cash flows from continuing and discontinued operations for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash from operating activities	$(20,027)	$(29,979)
Net cash from investing activities	(15)	8,834
Net cash from financing activities	—	246
Net change in cash and cash equivalents	$(20,042)	$(20,899)
Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities of $20.0 million was primarily due to our loss of $23.3 million with non-cash adjustments of $3.9 million gain from change in fair value of the GeneFab Option, $1.4 million loss from change in fair value of GeneFab Economic Share, $2.9 million for depreciation and amortization of operating lease right-of-use-assets and $0.5 million for stock-based compensation expense. Other material changes comprised of $7.1 million decrease in GeneFab prepaid expenses, and $0.8 million decrease in prepaid expenses and other assets offset by $3.2 million decrease in accounts payable and accrued expenses and $1.9 million decrease in operating lease liabilities.
For the six months ended June 30, 2023, net cash used in operating activities of $30.0 million was primarily due to our net loss of $37.4 million with non-cash adjustments of $7.2 million for stock-based compensation expense, $2.1 million for depreciation and amortization of operating lease right-of-use assets and $1.0 million for accretion of discount on short-term investments and $0.2 million for the change in fair value of contingent earnout liability. Other material changes comprised of $1.2 million decrease in accounts payable and accrued expenses and other current liabilities, $0.6 million decrease in deferred revenue, offset by $1.0 million increase in operating lease liabilities.
Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was nominal.
For the six months ended June 30, 2023, net cash provided by investing activities of $8.8 million was due to $37.0 million cash received upon maturity of the short-term investments offset by $18.0 million purchases of short-term investments and $10.2 million purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2024, there was no cash provided by financing activities.

For the six months ended June 30, 2023, net cash of $0.2 million was provided by financing activities, primarily due to $0.3 million proceeds from the issuance of our common stock under the Employee Stock Purchase Plan (“ESPP”).
Funding Requirements
Based upon our current operating plans, substantial doubt exists about whether our existing cash and cash equivalents will be sufficient to fund our operations, including clinical trial expenses and business operating expenses requirements, beyond twelve months from the date of this Quarterly Report. We anticipate that we will continue to seek additional funding, though the precise timing of such may prove uncertain. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our assumptions may prove to be inaccurate, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing and manufacturing product candidates in preclinical studies and clinical trials is costly and the timing and expenses in these trials are uncertain.
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
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 200,000 additional shares of our common stock in the aggregate, in two equal tranches of 100,000 shares of common stock per tranche. The share price milestone for the first tranche was not satisfied during the First Tranche Term and any such rights to receive the first tranche of additional shares of the Company’s common stock have been cancelled and extinguished. Refer to Note 7. Stockholders’ Equity, for further details of the contingent earnout.

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
During the six months ended June 30, 2024, there have not been any other significant changes to our critical accounting policies and estimates, from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance, to us.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer, and our interim Chief Financial Officer, who serves as our principal accounting officer and our principal financial officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
For the quarter ended June 30, 2024, we have concluded that our controls and procedures are not effective. As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in ineffective process level control activities over non-routine, unusual or complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in common stock, you should consider carefully the risks described below, together with the other information contained in the Annual Report, including our financial statements and the related notes appearing in this Quarterly Report. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in this Item 1A below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.
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
•We received clearance of our IND for our first product candidate, SENTI-202, in December 2023, and announced our first patient dosed in the Phase 1 clinical trial of SENTI-202 in May 2024. Under our collaboration with Celest for the clinical development of our SENTI-301A program, we anticipate that Celest will begin dosing patients with a product candidate for our SENTI-301A program in the fourth quarter of 2024. The rest of our current product candidates are in preclinical development. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their ability to receive regulatory approval or to attain commercial viability.
•There can be no assurance that we will receive all anticipated payments under, or achieve all of the anticipated benefits of the transaction with GeneFab, LLC and we could face unanticipated challenges.

•Clinical trials of our current or potential future product candidates may not demonstrate the safety, purity and potency, or efficacy, necessary to become approvable or commercially viable.
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
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $23.3 million and $37.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $267.7 million and $244.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
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

We will need substantial additional funding, and there is substantial doubt about our ability to continue as a going concern. If we are unable to raise capital when needed on acceptable terms, or at all, we may be forced to restructure our business or delay, reduce, or terminate our research and product development programs, future commercialization efforts or other operations.
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
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $15.9 million and $35.9 million, respectively. In connection with the preparation of this quarterly report for the period ended June 30, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this quarterly report. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we will not be able to continue as a going concern beyond twelve months from the issuance date of this Form 10-Q. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In August 2023, we announced a transaction with GeneFab pursuant to which we transferred our in-house manufacturing operations and assets to GeneFab. In January 2024, we announced a strategic plan to focus our resource allocation to investment in clinical development of SENTI-202 and in partnership of our SENTI-301A program in China. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
Pursuant to an option under the transaction with GeneFab, GeneFab may choose to invest up to approximately $20.0 million to purchase up to 1,963,344 shares of our common stock, subject to certain limitations, including stockholder approval in certain circumstances and compliance with applicable law. The option becomes exercisable by GeneFab upon the execution of the license agreement, no later than August 7, 2026. The exercise of the option by GeneFab could result in a significant increase in the number of outstanding shares of our common stock and substantially dilute the ownership interest of our existing stockholders. In addition, we have agreed to register for resale these shares purchased by GeneFab under their option, subject to certain restrictions. If GeneFab chooses to sell its shares in the Company, the price of our shares could fluctuate based on the market price of the common stock during the period in which such sales occur. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
It is not possible to predict the number of shares of our common stock, if any, that we may sell to Chardan, under our common stock A&R Purchase Agreement, or the Purchase Agreement, with Chardan, or the actual gross proceeds resulting from those sales, or the dilution to our stockholders from those sales.
On August 31, 2022, we entered into the Purchase Agreement with Chardan, pursuant to which Chardan may purchase from us up to $50.0 million in shares of our common stock (the “Total Commitment”), upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement. On July 16, 2024, we amended and restated this Purchase Agreement (hereinafter, the “A&R Purchase Agreement”) with Chardan to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday VWAP Purchases (as defined in the A&R Purchase Agreement). To date, we have sold $1.2 million in shares of our common stock to Chardan. The shares of our common stock that may be issued under the A&R Purchase Agreement may be sold by us to Chardan at our discretion from time to time until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the A&R Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors.
We generally have the right to control the timing and amount of any sales of our common stock to Chardan under the A&R Purchase Agreement. Sales of our common stock to Chardan under the A&R Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all or some of the common stock that may be available for us to sell to Chardan pursuant to the A&R Purchase Agreement. Accordingly, we cannot guarantee that we will be able to sell all of the Total Commitment or how much in proceeds we may obtain under the A&R Purchase Agreement. If we cannot sell securities under the A&R Purchase Agreement, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could have a material adverse effect on our liquidity and cash position.
Because the purchase price per share of common stock to be paid by Chardan for the common stock that we may elect to sell to Chardan under the A&R Purchase Agreement will fluctuate based on the market prices of our common stock at the time we elect to sell shares to Chardan pursuant to the A&R Purchase Agreement it is not possible for us to predict, as of the date of this Form 10-Q and prior to any such sales, the number of shares of common stock that we will sell to Chardan under the A&R Purchase Agreement, the purchase price per share that Chardan will pay for shares of common stock purchased from us under the A&R Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Chardan under the A&R Purchase Agreement.
The actual number of shares of our common stock issuable will vary depending on the then current market price of shares of our common stock sold to Chardan and the number of shares of common stock we ultimately elect to sell to Chardan under the A&R Purchase Agreement. If it becomes necessary for us to issue and sell to Chardan under the A&R Purchase Agreement more than the 872,704 shares of common stock we registered pursuant to the A&R Purchase Agreement, in order to receive aggregate gross proceeds equal to $50.0 million under the A&R Purchase Agreement, we will have to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Chardan of any such additional shares of common stock we wish to sell from time to time under the A&R Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our common stock under the A&R Purchase Agreement. Under applicable Nasdaq rules, in no event may we issue to Chardan more than 19.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the A&R Purchase Agreement, unless we obtain prior stockholder approval or if such approval is not required in accordance with the applicable Nasdaq rules. In addition, Chardan is not obligated to buy any common stock under the A&R Purchase Agreement if such shares, when aggregated with all other shares of our common stock then beneficially owned by Chardan and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in Chardan beneficially owning common stock in excess of 4.99% of our outstanding shares of common stock. Our inability to access a portion or the full amount available under the A&R Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business or results of operation.
Investors who buy common stock from Chardan at different times will likely pay different prices.
Pursuant to the A&R Purchase Agreement, the timing, price and number of shares sold to Chardan will vary depending on when we choose to sell shares, if any, to Chardan. If and when we elect to sell any additional common stock to Chardan pursuant to the A&R Purchase Agreement, after Chardan has acquired such common stock, Chardan may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. As a result, investors who purchase shares from Chardan at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Chardan as a result of future sales made by us to Chardan at prices lower than the prices such investors paid for their shares from Chardan.
The sale or issuance of shares of our common stock to Chardan will result in additional outstanding shares and the resale of shares of our common stock by Chardan that it acquires pursuant to the Purchase Agreement, or the perception that such sales may occur, could cause the price of shares of our common stock to decrease.
As of the date of this Form 10-Q, we have issued 143,593 shares of common stock to Chardan under the A&R Purchase Agreement, including 10,000 shares issued to Chardan as consideration for its execution and delivery of the A&R Purchase Agreement. The shares of common stock issuable under the A&R Purchase Agreement may be sold by us to Chardan at our sole discretion, subject to the satisfaction of certain conditions in the A&R Purchase Agreement, from time to time, until the earliest to occur of (i) October 1, 2025, (ii) the date on which Chardan has purchased the Total Commitment pursuant to the A&R Purchase Agreement, (iii) the date on which our common stock fails to be listed or quoted on Nasdaq or any successor market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, we commence a voluntary case or any person or entity commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors. The purchase price for shares of our common stock that we may sell to Chardan under the A&R Purchase Agreement will fluctuate based on the trading price of shares of our common stock. Depending on market liquidity at the time, sales of shares of our common stock may cause the trading price of shares of our common stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Chardan. Additional sales of shares of our common stock, if any, to Chardan will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Chardan all or some of the additional shares of our common stock that may be available for us to sell pursuant to the A&R Purchase Agreement. If and when we do sell shares of our common stock to Chardan, after Chardan has acquired shares of our common stock, Chardan may resell all, some or none of such shares of common stock at any time or from time to time in its discretion. Therefore, sales to Chardan by us could result in substantial dilution to the interests of other holders of shares of our common stock. In addition, if we sell a substantial number of shares of our common stock to Chardan under the A&R Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of our common stock or the mere existence of our arrangement with Chardan may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.
We may use our cash resources, including proceeds from sales of our common stock made pursuant to the A&R Purchase Agreement, in ways with which you may not agree or in ways which may not yield a significant return.
We have broad discretion over the use of capital we have raised, including proceeds from sales of our common stock made pursuant to the A&R Purchase Agreement, and you will not have the opportunity, as part of any decision to invest in our common stock, to assess whether the proceeds are being used appropriately. Accordingly, you will have to rely on the judgment of our management with respect to the use of these funds, with only limited information regarding management’s specific intentions. We may spend all or a portion of the net proceeds of our prior financing activities, including sales of our common stock under the A&R Purchase Agreement, in ways that are not what our stockholders may desire or that may not yield favorable results. Because of the number and variability of factors that will determine our use of the net proceeds, their ultimate use may vary substantially from their currently intended use. The failure by us to apply these funds effectively could harm our business, and the net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our common stock.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of June 30, 2024, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.8 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our HQ facility lease. As of April 29, 2024 the letter of credit in the amount of approximately $0.5 million previously held by SVB has been released. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Risks Related to the Development and Clinical Testing of Our Product Candidates
Our current product candidates are in early clinical or preclinical development. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their commercial viability.
We have no products on the market or that have gained regulatory approval and we are just beginning the clinical development of SENTI-202, our lead product candidate. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with collaborators.
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
Our current product candidates are in early clinical and preclinical development and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Although we received IND clearance for SENTI-202 from the FDA in December 2023 and we initiated our Phase 1 clinical trial for SENTI-202 in the second quarter of 2024, there is no guarantee that we will be able to proceed with clinical development of any other future product candidates or that any product candidate will demonstrate a clinical benefit in our current or any future clinical trials. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by early clinical stage biotechnology companies such as ours.
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
Clinical trials of our current or potential future product candidates, it may not demonstrate the safety, purity and potency, or efficacy, necessary to become approvable or commercially viable.
Other than SENTI-202, none of our current product candidates have ever been tested in humans. We may ultimately discover that our current product candidates do not possess certain properties that we believe are helpful for therapeutic effectiveness and safety or would otherwise support the submission of an IND on the timelines we expect, or at all. We do not know if the observations we have made regarding our gene circuits generally and our product candidates in particular will translate into any clinical response when tested in humans. As an example, while the TAA CD33 has been clinically validated as a target for an approved antibody-drug conjugate therapy, it has not been clinically validated as a target for CAR-NK or CAR-T therapies, and may not prove to be a clinically sufficient target for the CAR-NK therapies we are developing. As a result of these uncertainties related to our gene circuit platform technologies and our product candidates, we may never succeed in developing a marketable product based on our current product candidates. If any of our current or potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our gene circuit platform technologies are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
We are seeking to identify and develop a broad pipeline of product candidates using our gene circuit platform technologies. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA approved therapeutics utilizing similar technologies as ours. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platform technologies is preliminary. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, our current data is largely limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and efficacy of our product candidates. In addition, our gene circuit technologies may have potential safety risks.
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
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We initiated our Phase 1 clinical trial for SENTI-202 in the second quarter of 2024 and we have not yet initiated clinical trials for any other product candidate, and it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. For example, if the NOT GATE gene circuit, engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely impacting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely impact our business and financial condition and impair our ability to generate revenues.
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
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-301A, and other potential product candidates, we only received clearance of our IND for SENTI-202 in December 2023 and initiated our Phase 1 clinical trial for SENTI-202 in the second quarter of 2024, and to date, we have not tested any other product candidates in humans. We cannot assure you that any other of our existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.
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
Despite our reliance on third parties, we will ultimately be responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, including good laboratory practice (“GLP”), good clinical practice (“GCP”), current good manufacturing practice (“cGMP”), and current good tissue practice (“cGTP”). For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, clinical sites and investigators fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency, or EMA, or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates FDA regulatory requirements as well as federal or state healthcare laws and regulations or healthcare privacy and security laws.
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
We depend on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with Spark Therapeutics, Inc. (“Spark”), BlueRock Therapeutics, Inc. (“BlueRock”), and Celest Therapeutics (Shanghai) Co. Ltd., or Celest, for the application of our gene circuit platform technology to the development and commercialization of potential product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and materially harm our results of operations.
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
Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Timothy Lu, our Chief Executive Officer, and Kanya Rajangam, our President, Head of Research and Development and Chief Medical Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material adverse effect on our business, financial condition, results of operations and prospects.
As previously disclosed by us in our Current Reports on Form 8-K filed with the SEC on April 26, 2024 and May 2, 2024, Deborah Knobelman, Ph.D., our Chief Financial Officer, Treasurer and Head of Corporate Development and our principal financial officer and principal accounting officer, resigned effective May 3, 2024. Following Dr. Knobelman’s resignation, the Board appointed Dr. Lu, as the interim principal financial officer and principal accounting officer, effective as of May 4, 2024. Thereafter, on May 1, 2024, the Board appointed Yvonne Li as Interim Chief Financial Officer, effective May 4, 2024.
The effectiveness of our Interim Chief Financial Officer and our senior leadership team generally, following the transition, and the transition to the permanent Chief Financial Officer if and when identified, could have a significant impact on our ability to operate the business effectively. The failure to ensure a smooth transition, including required knowledge transfers, could negatively affect our results of operations and financial condition as well as our ability to execute our business strategies.
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
Our licensed European patents and patent applications could be challenged in the Unified Patent Court (the “UPC”), for the European Union. Under our current license agreements, we may not have the final or sole decision as to whether we are able to opt out certain of our in-licensed European patents and patent applications from the UPC. Our licensors may decide not to opt out of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent in a central revocation proceeding under the UPC, if successful, could result in a loss of patent protection in numerous European countries, which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
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
As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”), and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”).
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
Occurrence of any of the foregoing could have a material adverse effect on our business and results of operations. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.
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
Following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. The Data Reform Bill failed in the UK legislative process but may be reintroduced at some point in the future. This may lead to additional compliance costs and could increase our overall risk. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the EEA.
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
As of the date of this Form 10-Q, the market price of our common stock is below $100.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 506,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 487,897 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.04 per share, and 87,103 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 575,000 shares of our common stock could sell their securities at a per share price that is less than $100.00and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On August 8, 2024, the closing price of our common stock as reported on the Nasdaq Capital Market was $1.83 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately$0.9 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.2 million.
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
Significant additional capital will be needed in the future to continue our planned operations, including further development of our gene circuit platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of shares of our common stock. For a more detailed description of our equity financing through sale of common shares to Chardan under the A&R Purchase Agreement, see the Risk Factors titled “It is not possible to predict the number of shares of our common stock, if any, that we may sell to Chardan Capital Markets LLC, or Chardan, under our common stock Purchase Agreement, or the Purchase Agreement, with Chardan, or the actual gross proceeds resulting from those sales, or the dilution to our stockholders from those sales” and “The sale or issuance of shares of our common stock to Chardan will result in additional outstanding shares and the resale of shares of our common stock by Chardan that it acquires pursuant to the Purchase Agreement, or the perception that such sales may occur, could cause the price of shares of our common stock to decrease” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Pursuant to the Senti Biosciences, Inc. Equity Incentive Plan, our board of directors or compensation committee is authorized to grant stock options to our employees, directors and consultants. Initially, the maximum aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Incentive Plan was 249,274 shares of our common stock. Additionally, the number of shares of our common stock reserved for issuance under the Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on August 5, 2022, our board of directors adopted the 2022 Inducement Plan, pursuant to which an aggregate of 200,000 shares of our common stock have been reserved for issuance. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:

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
Provisions in our second amended and restated certificate of incorporation, as amended from time to time (“Charter”), our amended and restated bylaws, or Bylaws, and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management, which could depress the trading price of shares of our common stock.
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
As previously reported, on August 7, 2023, we received written notice from the Listing Qualifications Department of Nasdaq (“Nasdaq”) notifying us that, for the last 30 consecutive trading days, the closing bid price of our common stock was below the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Global Market, i.e., the minimum closing bid price requirement. We were provided an initial compliance period of 180 calendar days, or until February 5, 2024 to regain compliance with the minimum closing bid price requirement.
On January 23, 2024, we were notified by Nasdaq that Nasdaq had granted our request to transfer the listing of our common stock from the Nasdaq Global Market tier to the Nasdaq Capital Market tier, effective January 25,

2024. The transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market took effect with the open of business on January 25, 2024.
On February 6, 2024, Nasdaq granted our request for a second 180-calendar day period, or until August 5, 2024 to regain compliance with the $1.00 bid price requirement. To regain compliance with such minimum closing bid price requirement, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.
Following the approval by our stockholders at the annual meeting of stockholders and the Board, on July 17, 2024, we filed the Reverse Stock Split Amendment and effected a 1-for-10 reverse stock split of our shares of common stock. Trading of our common Stock on The Nasdaq Capital Market commenced on a split-adjusted basis when the market opened on July 18, 2024, under the existing trading symbol “SNTI” and with a new CUSIP number. This reverse stock split has allowed us to maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. As a result, on August 2, 2024, we received notice from Nasdaq that we regained compliance with the minimum bid price requirement.
There can be no assurance that we will be able to continue to satisfy the Nasdaq’s continued listing requirements. If our common stock ceases to be listed for trading on the Nasdaq Capital Market, we expect that our common stock would be traded over-the-counter, which could further depress our stock price.
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
Our current operations are located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, including any lingering effects from the global COVID-19 pandemic, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our headquarters, or the manufacturing facilities of our third-party contract manufacturers, may have a material adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics, such as the COVID-19 outbreak, could further disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our headquarters or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Executive Officer Trading Arrangements
During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Officer Exculpation Amendment) filed with Delaware Secretary of State on July 10, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40440) filed on July 12, 2024).

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Reverse Stock Split Amendment) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40440) filed on July 17, 2024).

4.1	Form of Common Stock Certificate for Senti Biosciences, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40440) filed on July 17, 2024).
10.1#*	Sublease Agreement by and between the Company and GeneFab, LLC, dated as of May 7, 2024.
10.2#
Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Senti Biosciences, Inc., dated July 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40440) filed on July 16, 2024).

10.3*	Consulting Agreement by and between the Company and Deborah Knobelman, effective as of May 4, 2024.
10.4*	Consulting Agreement by and between the Company and Yvonne Li, effective as of May 1, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of August, 2024.

Date: August 13, 2024	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer

	By:	/s/ Yvonne Li
		Name:	Yvonne Li
		Title:	Interim Chief Financial Officer