Form 10-Q
period 2024-09-30
Senti Biosciences, Inc.
filed 2024-11-14
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024 there were 4,588,645 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.

i

PART 1 - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$10,479	$35,926
Accounts receivable	74	112
GeneFab receivable - related party	1,113	17,592
GeneFab prepaid expenses - related party	3,872	14,787
Prepaid expenses and other current assets	1,846	2,783
Total current assets	17,384	71,200
Restricted cash	3,561	3,522
GeneFab receivable - related party, net of current portion	—	1,119
Property and equipment, net	22,218	25,338
Operating lease right-of-use assets	14,470	16,274
GeneFab Economic Share - related party	—	1,816
Other long-term assets	88	215
Total assets	$57,721	$119,484
Liabilities and Stockholders’ Equity
Accounts payable	$793	$1,250
Finance lease liabilities - related party, current portion	103	97
Early exercise liability, current portion	45	135
GeneFab sublease deferred income - related party	639	989
Accrued expenses and other current liabilities	2,978	5,927
Operating lease liabilities	4,486	4,031
Contingent earnout liability	20	—
Current liabilities of discontinued operations	—	243
Total current liabilities	9,064	12,672
Operating lease liabilities, net of current portion	30,120	33,538
GeneFab Option - related party	—	6,331
Other liabilities, net of current portion	2,543	—
Contingent earnout liability, net of current portion	—	20
Early exercise liability, net of current portion	—	10
Total liabilities	41,727	52,571
Commitments and contingencies (Note 13)

	September 30,	December 31,
	2024	2023
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 4,586,957 and 4,569,900 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	312,517	311,256
Accumulated deficit	(296,524)	(244,344)
Total stockholders’ equity	15,994	66,913
Total liabilities and stockholders’ equity	$57,721	$119,484
All periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024. Refer to Note 2. Summary of Significant Accounting Policies, for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Contract revenue	$—	$255	$—	$1,978
Grant income	—	83	—	583
Total revenue	—	338	—	2,561

Operating expenses
Research and development (including related party cost of $3,790 and $1,186 for the three months ended September 30, 2024 and 2023, respectively, and $11,059 and $1,186 for the nine months ended September 30, 2024 and 2023, respectively)	8,655	9,092	26,584	23,028
General and administrative	6,247	9,431	17,975	27,871
Impairment of long-lived assets	313	25,691	313	25,691
Total operating expenses	15,215	44,214	44,872	76,590
Loss from operations	(15,215)	(43,876)	(44,872)	(74,029)

Other income (expense)
Interest income, net	150	583	718	2,438
Change in fair value of contingent earnout liability	—	—	—	207
Change in fair value of GeneFab Note Receivable - related party	(17,435)	287	(17,240)	287
Change in fair value of GeneFab Economic Share - related party	(398)	(123)	(1,816)	(123)
Change in fair value of GeneFab Option - related party	2,386	5,629	6,331	5,629
GeneFab sublease income - related party	1,657	899	4,705	899
Other income (expense)	(11)	(14)	(6)	(26)
Total other income (expense), net	(13,651)	7,261	(7,308)	9,311
Net loss from continuing operations	(28,866)	(36,615)	(52,180)	(64,718)
Net income from discontinued operations	—	21,692	—	12,376
Net loss	(28,866)	(14,923)	(52,180)	(52,342)

Other comprehensive loss
Unrealized loss on investments	—	—	—	(1)
Comprehensive loss	$(28,866)	$(14,923)	$(52,180)	$(52,343)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss per share, basic and diluted
Net loss per share from continuing operations, basic and diluted	$(6.31)	$(8.24)	$(11.41)	$(14.62)
Net income per share from discontinued operations, basic and diluted	—	4.88	—	2.80
Net loss per share, basic and diluted	$(6.31)	$(3.36)	$(11.41)	$(11.82)
Weighted-average shares outstanding, basic and diluted	4,577,122	4,447,223	4,573,307	4,427,458
All periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024. Refer to Note 2. Summary of Significant Accounting Policies, for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	4,569,900	$1	$311,256	$—	$(244,344)	$66,913
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Stock-based compensation expense	—	—	1,258	—	—	1,258
Net loss	—	—	—	—	(12,111)	(12,111)
Balance as of March 31, 2024	4,571,166	1	312,548	—	(256,455)	56,094
Vesting of early exercise of common stock options	1,266	—	33	—	—	33
Stock-based compensation expense	—	—	(776)	—	—	(776)
Net loss	—	—	—	—	(11,203)	(11,203)
Balance as of June 30, 2024	4,572,432	1	311,805	—	(267,658)	44,148
Common Stock Purchase Agreement settled in common stock, net of fees	3,593	—	10	—	—	10
Issuance of common stock for vesting of restricted stock units	9,666	—	—	—	—	—
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Stock-based compensation expense	—	—	668	—	—	668
Net loss	—	—	—	—	(28,866)	(28,866)
Balance as of September 30, 2024	4,586,957	$1	$312,517	$—	$(296,524)	$15,994

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	4,406,137	$—	$300,548	$1	$(173,286)	$127,263
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Stock-based compensation expense		—	3,763	—	—	3,763
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(18,722)	(18,722)
Balance as of March 31, 2023	4,407,403	—	304,345	3	(192,008)	112,340
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	37,715	—	308	—	—	308
Stock-based compensation expense	—	—	3,434	—	—	3,434
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(18,697)	(18,697)
Balance as of June 30, 2023	4,446,384	—	308,121	—	(210,705)	97,416
Vesting of early exercise of common stock options	1,266	—	34	—	—	34
Stock-based compensation expense	—	—	409	—	—	409
Net loss	—	—	—	—	(14,923)	(14,923)
Balance as of September 30, 2023	4,447,650	$—	$308,564	$—	$(225,628)	$82,936

All periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024. Refer to Note 2. Summary of Significant Accounting Policies, for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(52,180)	$(52,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,901	2,569
Amortization of operating lease right-of-use assets	1,491	1,386
Accretion of discount on short-term investments	—	(1,069)
Gain on disposal of business	—	(21,862)
Change in fair value of contingent earnout liability	—	(207)
Change in fair value of GeneFab Note Receivable - related party	17,240	(287)
Change in fair value of GeneFab Economic Share - related party	1,816	123
Change in fair value of GeneFab Option - related party	(6,331)	(5,629)
Impairment of long-lived assets	313	25,691
Stock-based compensation expense	1,150	7,606
Loss on sale of property and equipment - related party	107	—
Other non-cash charges, net	98	(21)
Changes in assets and liabilities:
Accounts receivable	(53)	509
GeneFab receivable - related party	(132)	(2,602)
GeneFab prepaid expenses - related party	10,915	1,586
Prepaid expenses and other assets	1,116	(141)
Accounts payable	(442)	465
Accrued expenses and other current liabilities	(2,702)	(1,195)
GeneFab sublease deferred income - related party	(350)	747
Deferred revenue	—	(799)
Operating lease liabilities	(2,963)	114
Other liabilities, net of current portion	113	—
Net cash used in operating activities	(27,893)	(45,358)
Cash flows from investing activities
Purchases of short-term investments	—	(17,990)
Maturities of short-term investments	—	60,000
Purchases of property and equipment	(15)	(12,034)
Proceeds from sale of property and equipment	60	—
Net cash provided by investing activities	45	29,976
Cash flows from financing activities
Proceeds from CIRM Grant	2,430	—
Proceeds from issuance of common stock under Common Stock Purchase Agreement	10	308
Principal finance lease payments	—	(85)
Net cash provided by financing activities	2,440	223

	Nine Months Ended September 30,
	2024	2023
Net decrease in cash, cash equivalents and restricted cash	(25,408)	(15,159)
Cash, cash equivalents, and restricted cash, beginning of period	39,448	60,987
Cash, cash equivalents, and restricted cash, end of period	$14,040	$45,828

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,479	$39,430
Restricted cash	3,561	6,398
Total	$14,040	$45,828

Supplemental disclosures of noncash investing and financing and items
Purchases of property and equipment in accounts payable and accrued expenses	$—	$3
Receivable in prepaid expenses and other current assets	$52	$—
Refer to Note 3. GeneFab Transaction, for details of non-cash items

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
On August 7, 2023, the Company completed a transaction with GeneFab, LLC (“GeneFab”), a contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. As part of that transaction, the Company disposed of its non-oncology business and in-house manufacturing services and subleased its manufacturing facility to GeneFab. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction, and to Note 14. Related Parties, for related party discussion.
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company has raised aggregate gross proceeds of $302.5 million from the Merger and a private placement completed concurrently with the Merger (the “PIPE Financing”), the issuance of shares of its common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements, government grants and loans.
On August 3, 2024, the Company executed an agreement with California Institute of Regenerative Medicine (the “CIRM Grant Agreement”) for a total grant award of $8.0 million. Under the CIRM Grant Agreement, the Company must achieve certain operational milestones to receive the grant tranches. Refer to Note 8. CIRM Grant, for further details of the CIRM Grant Agreement.
At September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $296.5 million and $244.3 million, respectively. The Company’s net losses were $52.2 million and $52.3 million for the nine months ended September 30, 2024 and 2023, respectively. Substantially all of the Company’s operating net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
The Company has concluded that substantial doubt exists that the Company’s cash and cash equivalents of $10.5 million as of September 30, 2024 are sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that the Company’s efforts will be successful. Moreover, no assurance can be given that management’s actions will result in profitable operations or the meeting of ongoing liquidity needs.
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
On August 2, 2024, the Company received notification from Nasdaq that for ten consecutive business days, the closing bid price of the Company’s common stock was at least $1.00 per share, and accordingly, the Company regained compliance with the Bid Price Rule, and that the matter was now closed.
NASDAQ Audit Committee Requirement Notice
On October 22, 2024, the Company received a notice (the “Notice”) from Nasdaq indicating that the Company is no longer compliant with the audit committee requirements as set forth in Nasdaq Listing Rule 5605, the Company has until December 9, 2024 to regain compliance as provided in Nasdaq Listing Rule 5605(c)(4) which defines the cure period. The Company is evaluating the membership of the audit committee and is exploring options to enable it to regain compliance with the Nasdaq Listing Rule 5605 prior to the expiration of the applicable cure period. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment within continuing operations. All long-lived assets of the Company are maintained in the United States.
The Company determined that the assets sold to GeneFab in August 2023 met the criteria for presentation as a discontinued operation. As a result, the Company has retrospectively restated its condensed consolidated statements of operations for the three and nine months ended September 30, 2023 to reflect the operating results related to the disposed business in discontinued operations. The Company has chosen not to segregate the cash flows of the

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3. GeneFab Transaction. Unless otherwise specified, the disclosures in these condensed consolidated financial statements refer to continuing operations only.
Reverse Stock Split
On July 17, 2024, the Company effected a 1 for 10 reverse stock split of its common stock (the “Reverse Stock Split”). The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the shares available for grants under the Company’s incentive plans were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares were issued as a result of the reverse stock split, as fractional shares of Common Stock were rounded down to the nearest whole share. Refer to Note 7. Stockholders’ Equity, for additional information related to the reverse stock split.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and its results of operations for the three months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. The December 31, 2023 year-end condensed consolidated balance sheet was derived from audited consolidated financial statements but does not include all disclosures from the audited consolidated financial statements.
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
Other than the policy included below, there have been no material changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, included in the Form 10-K filed with SEC on March 21, 2024.
California Institute for Regenerative Medicine Grant
On August 3, 2024, the Company executed an agreement with the California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. As the Company has the option to convert the CIRM Grant to a loan and thus may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. Refer to Note 8. CIRM Grant, for further details of the CIRM Grant.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, the valuation of the GeneFab Note Receivable, the discount rate used to discount future cash flows for the impairment of long-lived assets, and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and restricted cash are maintained in checking and money market accounts at multiple financial institutions, which at times, may exceed federally insured limits. As of September 30, 2024 and 2023, the Company has not experienced any credit losses in such accounts or investments.
As of September 30, 2024, the Company has prepaid future manufacturing and research services of $3.9 million under an agreement with GeneFab for certain development and manufacturing services agreement which are recorded in GeneFab prepaid expenses - related party in the condensed consolidated balance sheets and $1.1 million receivable related to general and administrative services provided under the transition services agreement which are recorded in GeneFab receivable - related party in the condensed consolidated balance sheets . The prepaid expenses and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
Recent Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.
The Company believes that the impact of recently issued accounting standards that are not yet effective will not be material to its financial position or results of operations upon adoption.
3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement (the “GeneFab Framework Agreement”) with GeneFab and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under a lease agreement for the Alameda facility. The transaction provided the Company with additional capital in the form of a note receivable and rights to future manufacturing and research activities performed by GeneFab at market rates and reduced longer term operating expenses.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Concurrently with the transaction, the Company and GeneFab entered into a development and manufacturing services agreement (the “GeneFab Services Agreement”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. As part of this transaction, the Company entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on the closing of the transaction.
The total consideration in connection with the transaction was $37.8 million, of which $18.9 million was due at closing and was netted against prepayment due to GeneFab for future manufacturing and research activities. The remaining $18.9 million consideration (the “GeneFab Note Receivable”) is subject to satisfaction of certain conditions. The Company elected to account for the GeneFab Note Receivable under the fair value option and recorded the GeneFab Note Receivable at its fair value of $16.6 million at the closing date of the transaction. The GeneFab Note Receivable is remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurements.
The Company was entitled to $18.9 million in future manufacturing and research activities to be rendered by GeneFab under the services agreement, which are recorded in GeneFab prepaid expenses on the condensed consolidated balance sheet. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business. As of September 30, 2024, $3.9 million of this initial prepaid amount is remaining for future manufacturing and research activities.
As part of the transaction, the Company subleased the facility in Alameda, California to GeneFab which will support the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. As a result of sublease event, the Company recognized an impairment of long-lived assets of $25.7 million for the nine months ended September 30, 2023 due to the impairment of the Company’s leasehold improvements. Refer to Note 6. Operating Leases, for additional information on the sublease.
The Company agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement (the “Non-Oncology License”).
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Refer to Note 14. Related Parties, for GeneFab related party considerations.
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
As of September 30, 2024 and December 31, 2023, there were no assets related to the discontinued operations, and the liabilities related to the discontinued operations were zero and $0.2 million, respectively.
There were no material operating expenses related to the discontinued operations since August 2023, when the transaction with GeneFab closed.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the condensed operating results of the discontinued operations for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine months ended September 30,
	2023	2023
Operating expenses:
Research and development	$1,641	$9,975
General and administrative	(1,478)	(496)
Total operating expenses	163	9,479
Loss from discontinued operations	(163)	(9,479)
Other expense	(6)	(6)
Gain on disposal of business	21,861	21,861
Net income from discontinued operations	$21,692	$12,376
The following table summarizes the condensed cash flow information of the discontinued operations for the nine months ended September 30, 2023 (in thousands):

Nine months ended September 30,
2023
Operating activities (noncash adjustments to net income):
Depreciation	$185
Stock-based compensation	(2,022)
Investing activities:
Purchases of property and equipment	$(4,079)
4. Fair Value Measurements
The following tables summarize the estimated value of cash, cash equivalents and restricted cash (in thousands):

	September 30, 2024
	Adjusted Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$1,834	$1,834	$1,834	$—
Level 1:
Money market funds	12,206	12,206	8,645	3,561
Subtotal	12,206	12,206	8,645	3,561
Total	$14,040	$14,040	$10,479	$3,561

	December 31, 2023
	Adjusted Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$4,205	$4,205	$4,205	$—
Level 1:
Money market funds	35,243	35,243	31,721	3,522
Subtotal	35,243	35,243	31,721	3,522
Total	$39,448	$39,448	$35,926	$3,522
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

GeneFab Note Receivable
The following table presents a summary of the changes in the fair value of the GeneFab Note Receivable (in thousands):

Note Receivable
Fair value as of December 31, 2023	$17,240
Change in fair value included in other income (expense)	(17,240)
Fair value as of September 30, 2024	$—
The fair value of the GeneFab Note Receivable is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
The fair value of the GeneFab Note Receivable as of December 31, 2023 was determined by discounting future payments under multiple probability-weighted scenarios using the Company’s cost of borrowing, which was estimated at 12.53% based on published CCC-rated corporate bond yields. The Company determined that the fair value of the GeneFab Note Receivable was zero as of September 30, 2024, due to the probability that a suitable license agreement, which is a condition of the Company realizing the GeneFab Note Receivable, would not be signed.
GeneFab Option
The following table presents a summary of the changes in the fair value of the GeneFab Option (in thousands):

GeneFab Option
Fair value as of December 31, 2023	$(6,331)
Change in fair value included in other income (expense)	6,331
Fair value as of September 30, 2024	$—
The fair value of the GeneFab Option is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model. Additionally, the Company determined that the fair value of the GeneFab Option was zero as of September 30, 2024, due to the low probability that a suitable license agreement, which is a condition for exercise of the Option, would be signed.
The significant assumptions utilized in the valuation are described below:

December 31,
2023
Current stock price	$6.60
Expected volatility	98.1%
Risk-free interest rate	4.12%
Expected term (years)	2.5

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

GeneFab Economic Share
The following table presents a summary of the changes in the fair value of the GeneFab Economic Share (in thousands):

GeneFab Economic Share
Fair value as of December 31, 2023	$1,816
Change in fair value included in other income (expense)	$(1,816)
Fair value as of September 30, 2024	$—
The fair value of the GeneFab Economic Share is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the GeneFab Economic Share, the Company used the option pricing model, which allocates total estimated enterprise value to various classes of equity using the Backsolve method.
The significant assumptions utilized in the valuation as of December 31, 2023 are described below:

December 31,
2023
GeneFab equity value	$35,448
Volatility	65.8%
Risk free rate	3.93%
Expected term	4.0
As of September 30, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share.
5. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses (including prepaid rent)	$1,481	$2,546
Deposits	357	42
Other	8	195
Total prepaid expenses and other current assets	$1,846	$2,783
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30,	December 31,
	2024	2023
Leasehold improvements	$22,648	$22,648
Lab equipment	7,568	8,186
Furniture and fixtures	331	326
Computer equipment and software	299	360
Property and equipment at cost	30,846	31,520
Less: accumulated depreciation	(8,628)	(6,182)
Property and equipment, net	$22,218	$25,338
Depreciation totaled $0.9 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively and $2.9 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee-related expenses	$1,571	$3,555
Accrued professional and service fees other	1,369	2,363
Other accrued expenses	38	9
Total accrued expenses and other current liabilities	$2,978	$5,927

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
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,312	$1,323	$3,943	$3,952
Short-term lease cost	9	8	26	64
Variable lease cost	268	272	771	894
Total lease cost	$1,589	$1,603	$4,740	$4,910

	Nine Months Ended September 30,
	2024	2023
Other information:
Operating cash flows net inflows and (outflows) from operating lease	$(5,412)	$(2,449)
Right-of-use assets obtained in exchange for operating lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$—	$13
Weighted-average remaining lease term (years)	6.9	7.6
Weighted-average discount rate	9.2%	9.2%
For the three and nine months ended September 30, 2023, the Company received zero and $2.0 million, respectively, of the $17.5 million tenant improvement allowance. As of December 31, 2023, the Company received the full $17.5 million tenant improvement allowance.
Maturities of the Company’s lease liabilities as of September 30, 2024, were as follows (in thousands):

2024, for the remainder of the year	$1,839
2025	7,478
2026	7,712
2027	5,769
2028	4,855
2029	5,000
Thereafter	14,529
Total undiscounted lease payments	47,182
Less imputed interest	(12,576)
Total lease liabilities	$34,606
Letters of Credit
As of September 30, 2024 the Company held a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.8 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our HQ facility lease which are recorded as restricted cash in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Lessor Accounting
GeneFab Sublease
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
A summary of total sublease income for the period relating to the Company’s operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sublease income - base rent	$1,314	—	$3,757	$—
Sublease income - variable and other	343	—	948	—
Total sublease income	$1,657	$—	$4,705	$—
The Company records sublease income in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
Refer to Note 14. Related Parties, for GeneFab related party considerations.
BKPBIOTECH and JLSA2 Therapeutics Sublease
On September 23, 2024, the Company entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., to sublease a portion of the Company’s corporate headquarter premises in South San Francisco. The sublease commenced on October 7, 2024, and will expire on April 30, 2027. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $1.0 million over the term of the sublease agreement. The sublease contains customary events of default, representations, warranties and covenants.
Pursuant to ASC Topic 842, Leases, the Company concluded that the sublease is a separate lease and it qualifies as an operating lease.
As a result of sublease, the Company identified an impairment indicator related to the HQ Lease. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes right-of-use assets and leasehold improvements allocable to the sublease. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of sublease, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. The impairment charge of $0.3 million was recorded as impairment of long-lived assets in the statement of operations and comprehensive loss for the three months ended September 30, 2024.
Maturities of the Company’s sublease payments for the subleases of both Alameda facility and corporate headquarter premises as of September 30, 2024, were as follows (in thousands):

2024, for the remainder of the year	$1,205
2025	5,339
2026	5,472
2027	5,053
2028	4,891
2029	5,037
Thereafter	13,258
Total undiscounted sublease payments	$40,255

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Stockholders’ Equity
Common Stock
As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 500,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, no dividends have been declared.
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
At September 30, 2024 and December 31, 2023, the Company has reserved shares of its Common Stock for future issuance as follows:

	September 30,	December 31,
	2024	2023
Common Stock Purchase Agreement	729,111	732,704
Common stock options issued and outstanding	921,334	1,158,294
Restricted Stock Units (RSUs) issued and outstanding	56,423	22,528
Performance Stock Units (PSUs) issued and outstanding	106,806	—
Common stock shares available for future issuance under equity plans	682,695	367,228
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	79,387	33,632
Contingent earnout common stock	100,000	200,000
GeneFab Option	1,963,344	1,963,344
Unvested early exercised common stock	1,688	5,486
Total	4,640,788	4,483,216
Preferred Stock
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2024 and December 31, 2023.
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement, as amended and restated on July 16, 2024 (collectively referred to as the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company has the right, in

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to Chardan under the Purchase Agreement more than 872,704 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 10,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee. On July 16, 2024, the Company amended and restated this Purchase Agreement (hereinafter, the “A&R Purchase Agreement”) with Chardan to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday VWAP Purchases (as defined in the A&R Purchase Agreement).
The Company has issued 143,593 shares of common stock to Chardan under the A&R Purchase Agreement, including 10,000 shares issued to Chardan as consideration for its execution and delivery of the A&R Purchase Agreement, with aggregate net proceeds of $1.2 million. There were no shares issued under the Purchase Agreement during the three and nine months ended September 30, 2023. The shares issued during the three and nine months ended September 30, 2024 were 3,593.
Contingent Earnout Equity
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 200,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 100,000 shares of common stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of common stock quoted on the Nasdaq (or the exchange on which the shares of common stock are then listed) is greater or equal to $150.00 and $200.00, respectively over any twenty trading days within any thirty-day trading period. The first tranche term is two years from the closing of the Merger (the “First Tranche Term”) and the second tranche term is three years from the closing of the Merger (the “Second Tranche Term”) and together with the First Tranche Term, the “Tranche Terms”). If there is a change of control within the applicable Tranche Term-following the closing of the Merger that results in a per share price equal to or in excess of the $150.00 and $200.00 share price milestones not previously met, then Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. The $150.00 share price milestone for the first tranche was not satisfied during the First Tranche Term and any such rights to receive the first tranche of additional shares of the Company’s common stock have been cancelled and extinguished.
Contingent earnout is accounted at fair value and classified as a liability in the Company’s condensed consolidated financial statements. The Company recognized zero and $0.2 million gain for the change in fair value of contingent earnout liability for the three and nine months ended September 30, 2023, respectively. Contingent earnout liability was less than $0.1 million at September 30, 2024 and December 31, 2023.
8. CIRM Grant
On August 3, 2024, the Company executed an agreement with CIRM for a total grant award of $8.0 million in support of the research project related to the ongoing clinical development of SENTI-202. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s SENTI-202 clinical trial. Under the terms of the CIRM Grant, the Company has certain obligations of co-funding up to $4.8 million and is required to provide CIRM timely progress and financial update reports.
Under the terms of the CIRM Grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net commercial revenue of CIRM-funded product candidates or CIRM-funded technology for every $1.0 million of CIRM funding received. This payment continues for either 10 years from the first commercial sale of the drug product or until the total royalties paid equal nine times the original CIRM Grant. As an alternative to revenue sharing, the Company has the option to convert the CIRM Grant to a loan. In the event the Company exercises its right to convert the CIRM Grant to a loan, the Company would be obligated to repay the loan within 10 business

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

days of making such election. Repayment amounts vary dependent upon the phase of clinical development of SENTI-202 at the time of the Company’s election, ranging from 80% to 100% plus interest at 10% plus the 90-day Secured Overnight Financing Rate (“SOFR”). As of September 30, 2024, the Company has received an aggregate of $2.4 million which was recorded as other liabilities, net of current portion in the condensed consolidated balance sheets.
9. Revenue
The Company’s revenue earned in the three and nine months ended September 30, 2023 consists of amounts received related to research services provided. The Company earned no revenue in the three and nine months ended September 30, 2024.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In December 2022 and May 2023, the Company amended the research collaboration and license agreement with Spark to allow for an increase in budget and an extension of the research program. As there were no changes to performance obligations and the services to be provided are not distinct from those already transferred, the transactions were accounted for as a contract modifications.
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
For the three and nine months ended September 30, 2023, the Company recorded revenue, which was previously included in deferred revenue at the beginning of each period, of $0.2 million and $0.8 million, respectively.
Grant Income
SBIR Grant
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
In August 2023, the Company completed the research and development project which was the subject of the SBIR grant. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.6 million grant income, respectively.
Entity-wide information
During the three months ended September 30, 2023, Customers A and B accounted for 75% and 25% of revenue, respectively. During the nine months ended September 30, 2023, Customers A and B accounted for 77% and 23% of revenue, respectively. All revenues were generated in the United States.
10. Stock-Based Compensation
Equity Incentive Plans
On June 8, 2022, upon closing of the Merger, the Company adopted a 2022 Stock Incentive Plan (the “2022 Plan”).
As of September 30, 2024, the total number of shares of common stock available for issuance under the 2022 Plan is 510,383.
On August 5, 2022, the Company adopted a 2022 Inducement Equity Plan (the “2022 Inducement Plan”).
As of September 30, 2024, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 172,312.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On June 8, 2022, upon the Merger, the Company adopted a 2022 Employee Stock Purchase Plan (the “ESPP”).
As of September 30, 2024, the total number of shares of common stock available for issuance under the ESPP is 79,387.
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$529	$2,153	$978	$8,474
Research and development	139	334	172	1,154
Total stock-based compensation expense from continuing operations	668	2,487	1,150	9,628
Stock-based compensation expense from discontinued operations	—	(2,078)	—	(2,022)
Total stock-based compensation expense	$668	$409	$1,150	$7,606
As of September 30, 2024, there was $3.5 million of total unrecognized compensation expense related to unvested stock options under all equity plans and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 1.6 years.
11. Income Tax
The Company’s income tax provision for the three and nine months ended September 30, 2024 and 2023 is zero, respectively. While the Company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses their current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
12. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(28,866)	$(36,615)	$(52,180)	$(64,718)
Net income from discontinued operations	—	21,692	—	12,376
Net loss	$(28,866)	$(14,923)	$(52,180)	$(52,342)

Weighted-average shares used in computing net loss per share, basic and diluted	4,577,122	4,447,223	4,573,307	4,427,458

Net loss per share from continuing operations, basic and diluted	$(6.31)	$(8.24)	$(11.41)	$(14.62)
Net income per share from discontinued operations, basic and diluted	—	4.88	—	2.80
Net loss per share attributable to common stockholders, basic and diluted	$(6.31)	$(3.36)	$(11.41)	$(11.82)

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	921,334	1,191,693	921,334	1,191,693
Unvested early exercised options	1,688	6,752	1,688	6,752
Restricted stock units outstanding	56,423	25,272	56,423	25,272
Performance stock units outstanding	106,806	—	106,806	—
Contingent earnout common stock	100,000	200,000	100,000	200,000
GeneFab Option (Note 3)	1,963,344	1,963,344	1,963,344	1,963,344
Total	3,149,595	3,387,061	3,149,595	3,387,061

13. Commitments and Contingencies
Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, clinical research organizations and contract manufacturing organizations. These agreements provide for termination at the request of either party, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on the Company’s condensed consolidated financial condition, results of operations, or cash flows.
Leases
The Company’s corporate headquarters and an additional office are located in South San Francisco, California. The lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter.
On June 3, 2021, the Company entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for its product candidates. The lease will expire in 2032.
Refer to Note 6. Operating Leases, for further details on the leases.
Legal Proceedings
The Company is subject to claims and assessments from time to time in the ordinary course of business but does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2024 and 2023.
Guarantees and Indemnifications
In the ordinary course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions and has never accrued any liabilities related to such obligations in its condensed consolidated financial statements. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance. As of September 30, 2024, and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible, and consequently, has not recorded any related liabilities.
14. Related Parties
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
The Company concluded that the BlueRock Agreement is not within the scope of ASC 808, Collaborative Arrangements, because the Company did not receive any consideration and therefore, is not exposed to both significant risks and rewards for the arrangement. The Company also determined that the agreement is also not currently within the scope of ASC 606 because the BlueRock Agreement does not currently meet the criteria of a contract with a customer, and will not be within the scope of ASC 606 until any consideration is paid. Potential future milestone payments and royalties are subject to BlueRock’s exercise of the BlueRock Option and execution of a commercial license agreement by both parties. Under the BlueRock Agreement, the specific financial terms for milestone payments and royalties will be negotiated and agreed to only after the option is exercised. As of September 30, 2024, Bayer has not exercised its option for a license.
Bayer held 13% of the outstanding shares of the Company’s common stock as of September 30, 2024 and December 31, 2023. Accordingly, Bayer is considered a related party.
Seer, Inc.
In January 2023, the Company acquired lab automation equipment purchased from Seer, Inc. (“Seer”) (NASDAQ: SEER). Omid Farokhzad, a member of the Company’s board of directors is the Chief Executive Officer of Seer. The consideration of $0.2 million, plus interest, will be paid over a two-year period, and title will transfer to the Company upon final payment. The transaction was classified as a finance lease in accordance with ASC 842.
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
On June 12, 2024, the Company entered into a sublease agreement with GeneFab for a portion of the Company’s corporate headquarters in South San Francisco. The Company has also subleased its manufacturing facility in Alameda to GeneFab and recorded total sublease income of $4.7 million including variable costs charged for the nine months ended September 30, 2024.
In connection with the services agreement entered into with GeneFab on August 7, 2023, the Company was entitled to $18.9 million for future services under the agreement, of which $3.9 million remained in GeneFab prepaid expenses - related party as of September 30, 2024. Additionally, amounts due from GeneFab related to costs incurred by Senti on its behalf were $0.9 million as of September 30, 2024 and were recorded in GeneFab receivable - related party on the condensed consolidated balance sheets. The Company incurred $3.8 million and $11.1 million

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

of research and development expenses under the services agreement during the three and nine months ended September 30, 2024.
15. Subsequent Events
On October 21, 2024, the Company notified the Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) due to the Company having only two members on its audit committee solely due to a vacancy resulting from Susan Berland’s resignation from the Board effective June 11, 2024.
On October 22, 2024, the Company received a notice (the “Notice”) from Nasdaq indicating that the Company is no longer compliant with the audit committee requirements as set forth in Nasdaq Listing Rule 5605, the Company has until December 9, 2024 to regain compliance as provided in Nasdaq Listing Rule 5605(c)(4) which defines the cure period. The Company is evaluating the membership of the audit committee and is working to regain compliance with the Nasdaq Listing Rule 5605 prior to the expiration of the applicable cure period. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.
On November 1, 2024, the Company received a $2.5 million payment from CIRM in relation to a milestone achieved in August 2024. Refer to Note 8. CIRM Grant, for additional details regarding the CIRM grant and related milestone payments.

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
We have incurred net losses of $28.9 million and $14.9 million for the three months ended September 30, 2024 and 2023, respectively, and net losses to $52.2 million and $52.3 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $10.5 million and $35.9 million, respectively, and an accumulated deficit of $296.5 million and $244.3 million, respectively. Net cash flows used in operating activities were $27.9 million and $45.4 million during the nine months ended September 30, 2024 and 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
We anticipate that our expenses and operating losses will increase substantially over the foreseeable future to the extent we are able to secure additional financing. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:
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
Recent Developments
On August 7, 2023, we completed a transaction with GeneFab, LLC (“GeneFab”), a new contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. We sold, assigned and transferred rights, title and interest in certain of our assets and contractual rights, including all of our equipment at our facilities in Alameda and certain of our intellectual property related to the schematics for and design of the Alameda facility. We subleased our recently constructed 92,000 square foot current good manufacturing practice facility in Alameda, California to GeneFab which will support the clinical manufacturing of our CAR-NK programs, including SENTI-202. The transaction provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. The total consideration in connection with the transaction was $37.8 million, of which $18.9 million was due at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining $18.9 million consideration is subject to satisfaction of certain conditions. The Company determined that the $18.9 million for future manufacturing and research activities, inclusive of the volume discount provided, was executed at market terms and does not result in any impact to the total consideration received from GeneFab for the disposal of the business. We also agreed to grant a license to GeneFab under certain of our intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology. As of September 30, 2024, we assessed that there is a probability that a suitable license agreement would not be signed. Refer to Note 3. GeneFab Transaction, in the footnotes to the condensed consolidated financial statements included in this Form 10-Q elsewhere for further details of the GeneFab transaction.
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
In November 2023, we entered into a Collaboration and Option Agreement with Celest Therapeutics (Shanghai) Co. Ltd. (“Celest”). Subject to the terms and conditions of the Agreement, the Company and Celest will enter into a collaboration under which Celest will lead a pilot trial of a product candidate for our SENTI-301A program in mainland China, with certain technical support from the Company. In addition, we agreed to grant an exclusive option to enter into a license agreement with Celest to research, develop, manufacture and commercialize SENTI-301A in mainland China, Hong Kong, Macau, and Taiwan. Outside of these jurisdictions, the Company would retain its rights in the SENTI-301A program. Pursuant to the Agreement, and beginning with the exercise of the option and entering into a license agreement, the Company may become eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156.0 million, as well as certain tiered royalty payments.
In January 2024, we announced a strategic plan to streamline business operations and focus our resource allocation to investment on clinical development of SENTI-202, for which an Investigational New Drug (“IND”) application was cleared by the U.S. Food and Drug Administration (“FDA”) in December 2023, and on the partnership of our SENTI-301A program in China with Celest.
On July 17, 2024, we filed a Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on July 17, 2024, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on July 18, 2024.
On August 2, 2024, we received notification from Nasdaq that for ten consecutive business days, the closing bid price of the Company’s common stock was at least $1.00 per share, and accordingly, we regained compliance with the Bid Price Rule, and that the matter is now closed. Refer to Note 1. Organization and Description of Business, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere for further details.
On August 3, 2024, we executed an agreement with California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our related clinical trial. Refer to Note 8. CIRM Grant, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere for further details of the CIRM agreement.
On September 23, 2024, we entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc. to sublease a portion of the Company’s corporate headquarter premises in South San Francisco.

The sublease commenced on October 7, 2024, the date when the subtenants gained access to the premises, and will expire on April 30, 2027. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $1.0 million over the term of the sublease agreement. Refer to Note 6. Operating Leases, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere for further details of the sublease.
On October 21, 2024, we notified the Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) due having only two members on our audit committee solely due to a vacancy resulting from Susan Berland’s resignation from the Board effective June 11, 2024.
On October 22, 2024, we received a notice (the “Notice”) from Nasdaq indicating that we are no longer compliant with the audit committee requirements as set forth in Nasdaq Listing Rule 5605, we have until December 9, 2024 to regain compliance as provided in Nasdaq Listing Rule 5605(c)(4) which defines the cure period. We are evaluating the membership of the audit committee and intends to regain compliance with the Nasdaq Listing Rule 5605 prior to the expiration of the applicable cure period. The Notice has no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market.
On November 1, 2024, we received a $2.5 million payment from CIRM in relation to a milestone achieved in August 2024. Refer to Note 8. CIRM Grant, for additional details regarding the CIRM grant and related milestone payments.
Components of Results of Operations
Total Revenue
Contract Revenue
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
Our research and development expenses related to the assets sold to GeneFab are included in discontinued operations.
Research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$1,685	$2,733	$6,306	$7,593
External services and supplies	5,284	4,384	15,519	8,517
Office and facilities	1,453	1,702	4,065	6,108
Other	233	273	694	810
Total	$8,655	$9,092	$26,584	$23,028
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
Our general and administrative costs related to the assets sold to GeneFab are included in discontinued operations.
General and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including share-based compensation	$1,927	$5,127	$6,074	$18,243
External services and supplies	1,674	2,025	4,480	4,810
Office and facilities	1,328	829	3,438	1,547
Depreciation and amortization	714	994	2,155	1,582
Insurance	264	317	1,139	1,236
Other	340	139	689	453
Total	$6,247	$9,431	$17,975	$27,871
Impairment of Long-lived assets
Impairment of long-lived assets relates to the impairment of our leasehold improvements for the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction, as well as impairment of lease right-of-use assets as a result of subleasing a portion of our headquarter premises.

Other Income (Expense)
Interest Income, net
Interest income, net consists of interest earned on our cash and cash equivalents, restricted cash and short-term investments, if any, held during the year, net of interest expense.
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of GeneFab Note Receivable consists of the remeasurement to fair value at each reporting period of the deferred consideration due from GeneFab for which we have elected the fair value option. Refer to Note 4. Fair Value Measurements, in the footnotes to the condensed consolidated financial statements included in this Form 10-Q elsewhere related to the valuation methodology and assumptions used.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab and the volatility at each reporting period. Refer to Note 4. Fair Value Measurements, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere related to the valuation methodology and assumptions used.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $10.18670 per share. Refer to Note 4. Fair Value Measurements, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere related to the valuation methodology and assumptions used.
GeneFab sublease Income - related party
Sublease Income is primarily comprised of income from our sublease agreements with GeneFab.
Net Income (Loss) from Discontinued Operations
Net income (loss) from discontinued operations includes the results of our manufacturing and research activities related to the Alameda facility through the disposition date of August 7, 2023.
There was no comparative activity during the nine months ended September 30, 2024.
Net income (loss) from discontinued operations for the three and nine months ended September 30, 2023 is summarized below (in thousands):

	Three Months Ended September 30,	Nine months ended September 30,
	2023	2023
Operating expenses:
Research and development	$1,641	$9,975
General and administrative	(1,478)	(496)
Total operating expenses	163	9,479
Loss from discontinued operations	(163)	(9,479)
Net income from discontinued operations	$21,692	$12,376

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenue
Contract revenue	$—	$255	$(255)
Grant income	—	83	(83)
Total revenue	—	338	(338)

Operating expenses
Research and development (including related party cost of $3,790 and $1,186, respectively)	8,655	9,092	(437)
General and administrative	6,247	9,431	(3,184)
Impairment of long-lived assets	313	25,691	(25,378)
Total operating expenses	15,215	44,214	(28,999)
Loss from operations	(15,215)	(43,876)	28,661

Other income (expense)
Interest income, net	150	583	(433)
Change in fair value of GeneFab Note Receivable - related party	(17,435)	287	(17,722)
Change in fair value of GeneFab Economic Share - related party	(398)	(123)	(275)
Change in fair value of GeneFab Option - related party	2,386	5,629	(3,243)
GeneFab sublease income - related party	1,657	899	758
Other income (expense)	(11)	(14)	3
Total other income (expense), net	(13,651)	7,261	(20,912)
Net loss from continuing operations	(28,866)	(36,615)	7,749
Net income from discontinued operations	—	21,692	(21,692)
Net loss	$(28,866)	$(14,923)	$(13,943)
Contract revenue. For the three months ended September 30, 2023, we generated revenue from contracts and license agreements of $0.3 million. We earned no revenue in the three months ended September 30, 2024. The decrease of $0.3 million was primarily due to completion of services provided under the Spark collaboration agreement in 2023.
Grant income. For the three months ended September 30, 2023, we generated revenue from grants of $0.1 million, from the SBIR SENTI-202 grant funding. We earned no revenue from grants in the three months ended September 30, 2024.
Research and development expenses. Research and development expenses were $8.7 million and $9.1 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.4 million was primarily due to a decrease of $1.0 million in personnel-related expenses and a decrease of $0.2 million in office and facilities cost, offset by an increase of $0.9 million in external services and supplies cost.
General and administrative expenses. General and administrative expenses were $6.2 million and $9.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $3.2 million was primarily due to a decrease of $3.2 million in personnel-related expenses, a decrease of $0.4 million in professional services costs and a decrease of $0.3 million in depreciation and amortization costs, offset by an increase of $0.5 million in facilities costs and an increase of $0.2 million in other general and administrative expenses.
Impairment of long-lived assets: Impairment of long-lived assets was $0.3 million and $25.7 million for the three months ended September 30, 2024 and 2023, respectively. The impairment of $0.3 million was related to the impairment of the lease right-of-use assets as a result of subleasing a portion of our headquarter premises. The impairment of $25.7 million recognized during the three months ended September 30, 2023, was due to the impairment of our leasehold improvements related to the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction.
Interest income, net. Interest income was $0.2 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease is attributed to lower average cash balances in the relevant periods.
Change in fair value of GeneFab Note Receivable - related party. Change in fair value of the GeneFab Note Receivable - related party was a loss of $17.4 million for the three months ended September 30, 2024 due to the probability that a suitable license agreement, which is a condition of the Company realizing the GeneFab Note Receivable, would not be signed and a gain of $0.3 million for the three months ended September 30, 2023, due to a change in the discount rate.
Change in fair value of GeneFab Economic Share - related party. Change in fair value of the GeneFab Economic Share - related party was a loss of $0.4 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to the low probability of the events triggering the payment underlying the GeneFab Economic Share.
Change in fair value of GeneFab Option - related party. Change in fair value of the GeneFab Option - related party was a gain of $2.4 million for the three months ended September 30, 2024 due to the low probability that a suitable license agreement, which is a condition for exercise of the Option, would be signed and a gain of $5.6 million for the three months ended September 30, 2023, due to a decrease in the fair value of our common stock as well as an increase in volatility.
GeneFab sublease income - related party. For the three months ended September 30, 2024 and 2023, sublease income was $1.7 million and $0.9 million, respectively, from the sublease of Alameda facility as well as a portion of our corporate headquarters leased to GeneFab.
Net income (loss) from discontinued operations. For the three months ended September 30, 2023, net loss from discontinued operations was $21.7 million. Discontinued operations relate to the transfer of in-house manufacturing activities in the Alameda facility, to GeneFab, and include the costs and depreciation of equipment and related deposits or liabilities, as well as manufacturing personnel-related costs. There were no discontinued operations for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenue
Contract revenue	$—	$1,978	$(1,978)
Grant income	—	583	(583)
Total revenue	—	2,561	(2,561)

Operating expenses
Research and development (including related party cost of $11,059 and $1,186, respectively)	26,584	23,028	3,556
General and administrative	17,975	27,871	(9,896)
Impairment of long-lived assets	313	25,691	(25,378)
Total operating expenses	44,872	76,590	(31,718)
Loss from operations	(44,872)	(74,029)	29,157

Other income (expense)
Interest income, net	718	2,438	(1,720)
Change in fair value of contingent earnout liability	—	207	(207)
Change in fair value of GeneFab Note Receivable - related party	(17,240)	287	(17,527)
Change in fair value of GeneFab Economic Share - related party	(1,816)	(123)	(1,693)
Change in fair value of GeneFab Option - related party	6,331	5,629	702
GeneFab sublease income - related party	4,705	899	3,806
Other income (expense)	(6)	(26)	20
Total other income (expense), net	(7,308)	9,311	(16,619)
Net loss from continuing operations	(52,180)	(64,718)	12,538
Net income from discontinued operations	—	12,376	(12,376)
Net loss	$(52,180)	$(52,342)	$162
Contract revenue. For the nine months ended September 30, 2023, we generated revenue from contracts and license agreements of $2.0 million. We earned no revenue in the nine months ended September 30, 2024. The decrease of $2.0 million was primarily due to completion of services provided under the Spark collaboration agreement in 2023 that did not occur in 2024.
Grant income. For the nine months ended September 30, 2023, we generated revenue from grants of $0.6 million, from the SBIR SENTI-202 grant funding. We earned no revenue from grants in the nine months ended September 30, 2024.
Research and development expenses. Research and development expenses were $26.6 million and $23.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $3.6 million was primarily due to an increase of $7.0 million in professional services costs, partially offset by a decrease of $2.0 million in office and facility costs, as well as a decrease of $1.3 million in personnel-related expenses.
General and administrative expenses. General and administrative expenses were $18.0 million and $27.9 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $9.9 million was primarily due to a decrease of $12.2 million in personnel-related expenses, offset by an increase of $1.9 million in office and facility costs and an increase of $0.6 million in depreciation and amortization.
Impairment of long-lived assets. Impairment of long-lived assets of $25.7 million for the nine months ended September 30, 2023 was due to the impairment of leasehold improvements related to our Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction. Impairment of long-lived assets of $0.3 million for the nine months ended September 30, 2024 was due to the lease right-of-use asset impairment as a result of a portion of our corporate headquarter premises subleased to third parties.
Interest Income, net. Interest income was $0.7 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was attributed to lower average cash balances in the relevant periods.
Change in fair value of contingent earnout liability. For the nine months ended September 30, 2023 we recognized a non-cash gain of $0.2 million. There was no comparative activity for nine months ended September 30, 2024.
Change in fair value of GeneFab Note Receivable - related party. For the nine months ended September 30, 2024, the fair value of the GeneFab Note Receivable decreased by $17.2 million. This decrease was due to the probability that a suitable license agreement, which is a condition of the Company realizing the GeneFab Note Receivable, would not be signed. For the nine months ended September 30, 2023, the fair value of the GeneFab Note Receivable increased by $0.3 million due to a change in the discount rate.
Change in fair value of GeneFab Economic Share - related party. Change in fair value of the GeneFab Economic Share - related party was a loss of $1.8 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to the low probability of the events triggering the payment underlying the GeneFab Economic Share.
Change in fair value of GeneFab Option - related party. Change in fair value of the GeneFab Option - related party was a gain of $6.3 million for the nine months ended September 30, 2024 due to the low probability that a suitable license agreement, which is a condition for exercise of the Option, would be signed and a gain of $5.6 million for the nine months ended September 30, 2023, due to a decrease in the fair value of our common stock as well as an increase in volatility.
GeneFab sublease income - related party. For the nine months ended September 30, 2024 and 2023, sublease income was $4.7 million and $0.9 million, respectively, from the sublease of Alameda facility as well as a portion of our corporate headquarters leased to GeneFab.
Net income (loss) from discontinued operations. For the nine months ended September 30, 2023 net loss from discontinued operations was $12.4 million. Discontinued operations relate to the transfer of in-house manufacturing activities in the Alameda facility, to GeneFab, and include the costs and depreciation of equipment and related deposits or liabilities, as well as manufacturing personnel-related costs. There were no discontinued operations for the nine months ended September 30, 2024.
Liquidity and Capital Resources
Sources of Liquidity
From inception to September 30, 2024, we raised aggregate gross proceeds of $302.5 million from the Merger and PIPE Financing, the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and governmental grants.
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
The Company has issued 143,593 shares of common stock to Chardan under the A&R Purchase Agreement, including 10,000 shares issued to Chardan as consideration for its execution and delivery of the A&R Purchase Agreement, with aggregate net proceeds of $1.2 million. There were no shares issued under the Purchase Agreement during the three and nine months ended September 30, 2023. The shares issued during the three and nine months ended September 30, 2024 were 3,593.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from continuing operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had $10.5 million in cash and cash equivalents, and an accumulated deficit of $296.5 million.
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
The transaction with GeneFab, as described in “Recent Developments” above, provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. The total consideration in connection with the transaction was $37.8 million, of which $18.9 million was due at closing and was netted against prepayment owed by us for manufacturing and research activities to GeneFab. The remaining consideration of $18.9 million is subject to satisfaction of certain conditions. We elected to account for the GeneFab Note Receivable under the fair value option and recorded the GeneFab Note Receivable at its fair value of $16.6 million at the closing date of the transaction. The GeneFab Note Receivable is remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the fair value of the GeneFab Note Receivable was zero due to the probability that a suitable license agreement, which is a condition of the Company realizing the GeneFab Note Receivable, would not be signed. Refer to Note 4. Fair Value Measurements, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere for further details.
The agreement with CIRM, as described in “Recent Developments” above will provide us in total grant of $8.0 million subject to achievement of certain operational milestones. The CIRM Grant will help support the ongoing clinical development of SENTI-202. Refer to Note 8. CIRM Grant, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere for further details of the CIRM agreement.
Cash Flows
The following table sets forth a summary of our cash flows from continuing and discontinued operations for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash from operating activities	$(27,893)	$(45,358)
Net cash from investing activities	45	29,976
Net cash from financing activities	2,440	223
Net change in cash, cash equivalents and restricted cash	$(25,408)	$(15,159)
Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities of $27.9 million was primarily due to our loss of $52.2 million with non-cash adjustments of $17.2 million loss from change in fair value of the GeneFab Note Receivable, $6.3 million gain from change in fair value of the GeneFab Option, $1.8 million loss from change in fair value of GeneFab Economic Share, $4.4 million for depreciation and amortization of operating lease right-of-use assets and $1.2 million for stock-based compensation expense. Other material changes comprised of $10.9 million decrease in GeneFab prepaid expenses, $1.1 million decrease in prepaid expenses and other assets, $0.1 million increase in other liabilities, net of current portion, offset by $3.1 million decrease in accounts payable and accrued expenses and $3.0 million decrease in operating lease liabilities.
For the nine months ended September 30, 2023, net cash used in operating activities of $45.4 million was primarily due to our net loss of $52.3 million with non-cash adjustments of $25.7 million for impairment of long-lived assets, $21.9 million gain on disposal of business to GeneFab, $7.6 million for stock-based compensation expense, $5.6 million gain from change in fair value of the GeneFab Option, $4.0 million for depreciation and amortization of operating lease right-of-use assets and $1.1 million for accretion of discount on short-term investments, $0.3 million gain for the change in fair value of the GeneFab receivable, and $0.2 million for the change in fair value of contingent earnout liability, and $0.1 million loss for the change in fair value of the GeneFab Economic Share. Other material changes comprised of $0.8 million decrease in deferred revenue, offset by $0.1 million increase in operating lease liabilities.
Investing Activities
For the nine months ended September 30, 2024, net cash provided by investing activities was nominal.
For the nine months ended September 30, 2023, net cash provided by investing activities of $30.0 million was due to $60.0 million cash received upon maturity of the short-term investments offset by $18.0 million purchases of short-term investments and $12.0 million purchases of property and equipment.
Financing Activities
For the nine months ended September 30, 2024, there was $2.4 million cash provided by financing activities related to the CIRM Grant. Refer to Note 8. CIRM Grant, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere for further details of the CIRM Grant.
For the nine months ended September 30, 2023, net cash of $0.2 million was provided by financing activities, primarily due to $0.3 million proceeds from the issuance of our common stock under the Employee Stock Purchase Plan (“ESPP”).
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
Contractual Obligations and Commitments
We lease our corporate headquarters which is located in South San Francisco, California (“HQ lease”) and has an initial term of eight years expiring in 2027, with total undiscounted operating lease payments of $22.1 million for an initial lease term of eight years.
On June 3, 2021, we entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease will expire in 2032 with total undiscounted operating lease payments of $46.0 million over an initial lease period of eleven years.
See Note 6. Operating Leases, for details on our lease obligations.
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 200,000 additional shares of our common stock in the aggregate, in two equal tranches of 100,000 shares of common stock per tranche. The share price milestone for the first tranche was not satisfied during the First Tranche Term and any such rights to receive the first tranche of additional shares of the Company’s common stock have been cancelled and extinguished. Refer to Note 7. Stockholders’ Equity, in the footnotes to condensed consolidated financial statements included in this Form 10-Q elsewhere for further details of the contingent earnout.
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
During the nine months ended September 30, 2024, there have not been any other significant changes to our critical accounting policies and estimates, from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance, to us.
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
Evaluation of Disclosure Controls and Procedures
For the quarter ended September 30, 2024, we have concluded that our controls and procedures are not effective. As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in ineffective process level control activities over non-routine, unusual or complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control other than remedial efforts noted above, which are in process, over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•There can be no assurance that we will receive any or all of the anticipated payments under, or achieve any or all of the anticipated benefits of the transaction with GeneFab, LLC and we could face unanticipated challenges.
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

•Our business, operations and clinical development plans and timelines could be adversely affected by the impact of global economic and political developments, including inflation and capital market disruption, global geopolitical disruptions, including various armed conflicts , economic sanctions and economic slowdowns or recession, potential global health crises, including any lingering impact from the COVID-19 pandemic, or by the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, contract research organizations (“CROs”), shippers and others.
Risks Related to Our Limited Operating History and Financial Condition
We are an early stage clinical biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $52.2 million and $52.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $296.5 million and $244.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
We expect our net losses to increase substantially as we:

•	continue to advance our gene circuit platform technologies;

•	commence clinical trials of our current and future product candidates;

•	continue preclinical development of our current and future product candidates and initiate additional preclinical studies;

•	acquire and in-license technologies aligned with our gene circuit platform technologies;

•	seek regulatory approval of our current and future product candidates;

•	expand and maintain our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, and commercialization efforts;

•	continue to develop, maintain, expand, and defend our intellectual property portfolio; and

•	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
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
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $10.5 million and $35.9 million, respectively. In connection with the preparation of this quarterly report for the period ended September 30, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this quarterly report. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development of our current and potential future product candidates;

•	the timing and progress of our development of our gene circuit platforms;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the terms of any current third-party manufacturing contract or biomanufacturing partnership or future manufacturing contract or biomanufacturing partnership we may enter into;

•	our ability to receive anticipated milestone or other payments under our licensing and collaboration agreements with third parties;

•	our ability to maintain our current licenses and collaborations, conduct our research and development programs and establish new strategic partnerships and collaborations;

•	the progress of the development efforts of our existing strategic partners and third parties with whom we may in the future enter into collaboration and research and development agreements;

•	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

•	supply chain disruptions, global political and market conditions, and inflationary pressures on our business;

•	the cost and timing of regulatory approvals; and

•	our efforts to enhance operational systems and to hire and retain personnel, including personnel to support development of our product candidates and to satisfy our obligations as a public company.
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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we will not be able to continue as a going concern beyond twelve months from the issuance date of this Form 10-Q. For example, in January 2023, we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend research and development efforts for SENTI-301A. In August 2023, we announced a transaction with GeneFab pursuant to which we transferred our in-house manufacturing operations and assets to GeneFab. In January 2024, we announced a strategic plan to focus our resource allocation to investment in clinical development of SENTI-202 and in partnership of our SENTI-301A program in China. In September 2024, we subleased to BKBIOTECH, Inc. and JLSA2 Therapeutics, Inc., certain portions of our corporate headquarters. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of September 30, 2024, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.8 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our HQ facility lease. As of April 29, 2024 the letter of credit in the amount of approximately $0.5 million previously held by SVB has been released. As of the date of this Form 10-Q, the Company holds certain funds in accounts with SVB. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Clinical trials of our current or potential future product candidates, it may not demonstrate the safety, purity and potency, or efficacy, necessary for such product candidates to become approvable or commercially viable.
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
We may not be successful in our efforts to use and expand our gene circuit platform to grow our pipeline of product candidates.
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
We depend on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with Spark Therapeutics, Inc. (“Spark”), BlueRock Therapeutics, Inc. (“BlueRock”), and Celest Therapeutics (Shanghai) Co. Ltd., (“Celest”), for the application of our gene circuit platform technology to the development and commercialization of potential product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and materially harm our results of operations.
Our business strategy for exploiting the potential of our gene circuit platform technology is dependent upon maintaining our current arrangements and establishing new arrangements with strategic partners, research collaborators and other third parties. We currently have collaboration agreements with Spark, BlueRock and Celest. These collaboration agreements provide for, as the case may be, among other things, research funding and significant future payments to us from our collaborators should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our collaborators are typically responsible for, in the applicable territories and fields:

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
In addition, the termination of our existing collaborations or any future strategic partnership or collaboration arrangement that we enter into may prevent us from receiving any milestone, royalty payment, sharing of profits, and other benefits under such agreement. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. Any of these events could have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations. Furthermore, pursuant to certain of our agreements, we are required to engage specified service providers in connection with certain activities under our collaboration arrangements unless the parties determine that another party is unable to provide such services. If we license or otherwise grant rights to certain products developed by us to a third-party, we may need to impose this obligation on a third-party acquirer or strategic partner.
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
Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and our business could be materially harmed by such transactions. Conversely, any failure to enter into any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and technologies and have a negative impact on the competitiveness of any product candidate or technology that reaches market.
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

We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third-party manufacturing organizations, or CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. Under our Development and Manufacturing Services Agreement with GeneFab, we are obligated to engage GeneFab for certain manufacturing services subject to GeneFab’s meeting of certain criteria. GeneFab and any other CMO may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources and the shift to a different CMO could be expensive. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards, our product specifications, and all applicable regulations.
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
Initial manufacturing efforts under our agreements with GeneFab will focus on our lead program, SENTI-202. GeneFab has never operated a cGMP facility before. GeneFab may not have the ability to consistently and reliably manufacture SENTI-202 in sufficient quality and quantity to support the planned clinical trials, which could negatively impact our overall development timelines. In addition, quality, reproducibility, stability, and consistency issues may arise during manufacturing activities and may result in lower yields than initially expected. We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational or GeneFab is otherwise unable to meet our supply requirements for our preclinical studies and planned clinical trials. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
We do not currently produce our product candidates in quantities sufficient for preclinical and clinical development. We cannot be sure that the manufacturing processes employed by GeneFab or the technologies incorporated for manufacturing will result in viable or scalable yields of our product candidates that will be safe, effective, and meet market demand. GeneFab and any other third-party manufacturers we may contract with must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP and cGTP. We have no control over the ability of GeneFab or other third-party manufacturers we may contract with to maintain adequate control, quality assurance and qualified personnel required to meet our preclinical and clinical needs, if any. In the event that we or any third-party manufacturer fails to comply with such requirements or to perform obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our current and future product candidates may be difficult or impossible to transfer to a third-party and a feasible alternative may not exist. If we are required to change manufacturing facilities or manufacturers for any reason, we will be required to verify that the new facilities and procedures comply with quality standards and with all applicable regulations and guidelines. We may also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturing facility could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We currently rely exclusively on GeneFab to produce required quantities of SENTI-202. We, GeneFab, or any future manufacturing partners, may be unable to successfully scale-up the manufacturing process or to otherwise increase capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality, reproducibility, stability, consistency issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe GeneFab will be able to sufficiently scale to produce quantities of SENTI-202 and future product candidates required to advance our preclinical studies and clinical trials, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines.
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
Our business, operations and clinical development plans and timelines could be adversely affected by global economic and political developments, including inflation and capital market disruption, global geopolitical disruptions, including various armed conflicts, economic sanctions and economic slowdowns or recessions, potential global health crises, including any lingering impact from the COVID-19 pandemic, or the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, CROs, shippers and others.
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
Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could require us to pay high interest rates or involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
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
As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”), and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”).
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
Changes in either the patent laws or interpretation of the patent laws in the United States or elsewhere could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States has enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which could increase the uncertainties and costs surrounding the prosecution of our owned or in licensed patent applications and the enforcement or defense of any future owned or in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. A third-party that files a patent application in the USPTO after March 16, 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. The Leahy-Smith Act also allows third-party submission of prior art to the USPTO during patent prosecution and sets forth additional procedures to challenge the validity of a patent by USPTO-administered post-grant proceedings, including derivation, reexamination, inter partes review, post-grant review and interference proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our issued owned or in-licensed patents, all of which could have a material adverse impact on our business prospects and financial condition.
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
Third parties may attempt to invalidate our or our licensors’ intellectual property rights via procedures including but not limited to patent infringement lawsuits, declaratory judgment actions, interferences, oppositions and inter partes reexamination proceedings before the USPTO, U.S. courts and foreign patent offices or foreign courts. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party in a district court action. Even if such rights are not directly challenged, disputes could lead to the weakening of our or our licensors’ intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management, and could have a material and adverse impact on our profitability, financial condition and prospects or ability to successfully compete.
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
If we or our licensors were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, claiming patent-ineligible subject matter, lack of novelty, indefiniteness, lack of written description, non-enablement, anticipation or obviousness. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome of such invalidity and unenforceability claims is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we or our licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection for one or more of our product candidates or certain aspects of our platform technologies. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our product candidates and technologies if competitors or third parties design around such product candidates and technologies without legally infringing, misappropriating or violating our owned or in-licensed patents or other intellectual property rights.
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

•
subject us to substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees; or

•
require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

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
Although no third-party has asserted a claim of patent infringement against us as of the date of this Quarterly Report, others may hold proprietary rights that could prevent our product candidates from being marketed. We or our licensors, or any future strategic collaborator, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any potential future product candidates and technologies, including derivation, reexamination, inter partes review or post-grant review before the USPTO and similar proceedings in jurisdictions outside of the United States such as opposition proceedings. In some instances, we may be required to indemnify our licensors for the costs associated with any such adversarial proceedings or litigation. Third parties may assert infringement claims against us, our licensors or our strategic collaborators based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic collaborators to enforce or otherwise assert their patent rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are not invalid, enforceable and infringed, which could have a material adverse impact on our ability to utilize our platform technologies or to commercialize our current or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.
Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we, or our licensors, or any future strategic collaborators are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or our licensors, or any future strategic collaborators may choose to seek, or be required to seek, a license from a third-party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our current or future product candidates. We could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our platform technologies or product candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.
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

•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent application covering such trade secrets or know-how; and

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
In addition, the GDPR places restrictions on cross-border transfers of personal data to countries outside the EEA/UK to other countries, such as the United States, that do not ensure an adequate level of protection. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU. The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. The international transfer obligations under European data protection laws may also impact our business as companies based in Europe may be reluctant to utilize the GDPR transfer mechanisms to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the GDPR transfer mechanisms impose upon exporters.
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
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in the section of this 10-Q entitled “Risk Factors” and the following:

•	our ability to advance our current or potential future product candidates into the clinic and through clinical development;

•	results of preclinical studies and clinical trials for our current or potential future product candidates, or those of our competitors or potential future collaborators;

•	the impact of macroeconomic conditions;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory authorities with respect to our future products, clinical trials, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	our ability to successfully maintain our existing collaborations and to receive anticipated payments under such collaborations;

•	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company, or SPAC;

•	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which it is raised;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of shares of our common stock;

•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of shares of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, public health crises and other calamities; and

•	general economic, industry and market conditions.
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
As of the date of this Form 10-Q, the market price of our common stock is below $100.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 506,000 shares of our Common Stock sold to certain investors in connection with our PIPE financing and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 487,897 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.04 per share, and 87,103 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 575,000 shares of our common stock could sell their securities at a per share price that is less than $100.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On November 8, 2024, the closing price of our common stock as reported on the Nasdaq Capital Market was $2.12 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $1.0 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.2 million.
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
As previously reported, on October 21, 2024, we notified the Listing Qualifications Department of Nasdaq (“Nasdaq”) that we are not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) due to having only two members on our audit committee, solely due to a vacancy resulting from Susan Berland’s resignation from the Board effective June 11, 2024. On October 22, 2024, we received a notice from Nasdaq indicating that we are no longer compliant with the audit committee requirements as set forth in Nasdaq Listing Rule 5605, We have until December 9, 2024 to regain compliance as provided in Nasdaq Listing Rule 5605(c)(4) which defines the cure period. We are evaluating the membership of the audit committee and intend to regain compliance with the Nasdaq Listing Rule 5605 prior to the expiration of the applicable cure period. This written notice has no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market.
As previously reported, on August 7, 2023, we received written notice from the Nasdaq notifying us that, for the last 30 consecutive trading days, the closing bid price of our common stock was below the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Global Market, i.e., the minimum closing bid price requirement. We were provided an initial compliance period of 180 calendar days, or until February 5, 2024 to regain compliance with the minimum closing bid price requirement.
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

•
our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under our existing and potential future arrangements or the termination or modification of any of our existing or potential future collaboration, licensing or similar arrangements;

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
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Director and Executive Officer Trading Arrangements
During the third quarter of 2024, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
10.1#
Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Senti Biosciences, Inc., dated July 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40440) filed on July 16, 2024).

10.2#*	Sublease Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.
10.3#*	Storage License Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 14th day of November, 2024.

Date: November 14, 2024	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer

	By:	/s/ Yvonne Li
		Name:	Yvonne Li
		Title:	Interim Chief Financial Officer