Form 10-K
period 2024-12-31
Senti Biosciences, Inc.
filed 2025-03-20
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $10.8 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on that date).
As of March 18, 2025 there were 26,004,366 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

F-2

SENTI BIOSCIENCES, INC.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) and some of the information incorporated by reference, includes forward-looking statements regarding, among other things, the plans, strategies, and prospects, both business and financial, of Senti Biosciences, Inc. (“Senti” or the “Company”). These statements are based on the beliefs and assumptions of the management of Senti. Although Senti believes that their respective plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “might”, “will”, “should”, “seeks”, “plans”, “scheduled”, “possible”, “anticipates”, “intends”, “aims”, “works”, “focuses”, “aspires”, “strives” or “sets out” or similar expressions. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Forward-looking statements contained in this Annual Report include, for example, statements about:
•the initiation, cost, timing, progress and results of our clinical trials, preclinical studies or research and development activities with respect to our current and potential future product candidates;
•the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
•our ability to develop and advance our gene circuit platform technologies and to identify product candidates using our gene circuit platform technologies;
•our ability to advance our current and potential future product candidates into, and successfully initiate, conduct, enroll and complete clinical trials;
•our ability to develop and commercialize product candidates that we identify;
•our ability to obtain and maintain regulatory approval of our current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•our ability to source clinical and, if approved, commercial materials and supplies used to manufacture our product candidates;
•the performance of third parties in connection with the development of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers;
•our ability to realize the benefits expected from the Framework Agreement and subsequent amendment, dated August 7, 2023 and December 10, 2024, respectively, by and among us, GeneFab, LLC and Valere Bio, Inc. and the transactions contemplated thereunder;
•our ability to meet the milestone requirements and receive the grants from California Institute of Regenerative Medicines as well as the timing of such grants;
•our projected financial information, anticipated growth rate, and market opportunities;
•the accuracy of our estimates and projections of financial information, including expenses, capital requirements, cash utilization , need for additional financing and market opportunities;

•our ability to maintain the listing of our common stock on Nasdaq, and the potential liquidity and trading of such securities;
•our ability to continue our strategic collaboration with Celest Therapeutics (Shanghai) Co. Ltd, (“Celest Therapeutics”) in China for SN301A, Celest Therapeutics’ product candidate that incorporates the SENTI-301A gene circuit (“SN301A”) and the timing as well as the success of ongoing clinical trials with Celest Therapeutics in China;
•our ability to file and obtain clearance for any additional investigational new drug application, (“IND”), for any additional product candidates we may identify, and to successfully complete our ongoing Phase 1 clinical trial for SENTI-202 and additional clinical trials for any potential future product candidates;
•our ability to grow and effectively manage the growth of our operations;
•our ability to raise financing to fund our operations, if and when needed;
•our ability to obtain and maintain intellectual property protection for our technologies and any of our product candidates;
•our ability to successfully commercialize our current and any potential future product candidates;
•the rate and degree of market acceptance of our current and any potential future product candidates;
•regulatory developments in the United States and international jurisdictions;
•the potential benefits of strategic collaboration agreements and our ability, and the ability of our collaborators, to successfully develop technologies and product candidates under the respective collaborations;
•the potential liability from lawsuits and penalties related to our technologies, product candidates and current and future relationships with third parties, including relationships under strategic and financing transactions;
•our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors;
•our ability to attract and retain key scientific and management personnel;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements;
•our ability to compete effectively with existing competitors and new market entrants;
•our future financial performance and capital requirements;
•our ability to implement and maintain effective internal controls;
•the impact of supply chain disruptions;
•the impact of any global health crises on our business, including our ongoing and potential future clinical trials and preclinical studies;
•any impacts on our business from unfavorable global economic conditions, including significant political, trade or regulatory developments, inflationary pressures, market volatility, acts of war and civil and political unrest;
•our ability to implement remediation plans to address the material weaknesses that are described in this Annual Report;

•our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”); and
•other factors detailed under the section entitled “Risk Factors.”
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
We are applying our gene circuit technologies to develop a pipeline of medicines that use chimeric antigen receptor (“CAR”) white blood cells with the goal of addressing major challenges and providing potentially lifesaving treatments for people living with cancer. Our lead product candidates utilize off-the-shelf healthy adult donor derived natural killer (“NK”) cells to create CAR-NK cells outfitted with gene circuit technologies in several oncology indications with high unmet need. In 2024, we initiated a clinical trial of SENTI-202 for blood cancers and our partner, Celest Therapeutics, initiated a clinical trial for SN301A for solid tumors.
Our Pipeline
Our lead product candidate, SENTI-202, is a potentially first-in-class Logic Gated off-the-shelf CAR-NK cell therapy for the treatment of blood cancers currently being studied in an open-label, multi-center Phase 1 clinical trial in the United States and Australia for the treatment of relapsed/refractory hematological malignancies, including Acute Myeloid Leukemia (“AML”). The second product candidate SN301A, is a multi-armed, off-the-shelf CAR-NK cell therapy for the treatment of solid tumors currently being studied in an investigator-initiated open-label single-center study for the treatment of hepatocellular carcinoma (“HCC”) in mainland China, in collaboration with Celest Therapeutics. SN301A utilizes the SENTI-301A gene circuit developed by Senti and refers to the CAR-NK product candidate manufactured by Celest Therapeutics in China. Our pipeline also includes additional preclinical programs: (i) a solid tumor cell therapy program, (ii) our partnered programs related to gene therapies for tissue-directed targets with Spark Therapeutics, Inc. (“Spark Therapeutics”) and (iii) our partnered programs related to cell therapies for regenerative medicines with BlueRock Therapeutics, Inc. (“BlueRock Therapeutics”). Our most advanced programs, SENTI-202 and SENTI-301A, originate from our internal pipeline of programs.

Our Strategy
Our goal is to maintain and build upon our leadership position in the cell and gene therapy landscape utilizing our proprietary gene circuit technology and synthetic biology expertise. We are pursuing this goal by leveraging our unique approach to programming gene circuits, which we believe may be broadly applicable toward engineering optimal efficacy, precision and control into cell or gene-based medicines, rapidly advancing our pipeline of cell therapies for oncology indications and establishing strategic collaborations/partnerships to support our non-oncology programs and manufacturing.
We plan to develop and, if approved, commercialize cell therapy products for the treatment of cancer. We believe achieving this goal will play a critical role in addressing major challenges in oncology and providing potentially lifesaving treatments for people living with cancer.
Key elements of our strategy include:
•Advance internal pipeline of CAR-NK cell therapies for blood cancer indications through the clinical development of our lead product candidate, SENTI-202;
▪Advance the clinical development of the SN301A program for solid tumor indications through our strategic partnership with Celest Therapeutics;
•Advance the development of additional solid tumor cell therapy programs utilizing the gene circuit technologies and strategies similar to those in our clinical stage programs SENTI-202 and/or SN301A;
•Leverage partnering to support indications beyond oncology, including our ongoing partnerships with Spark Therapeutics to develop gene therapies for tissue-directed targets, and with BlueRock Therapeutics to develop cell therapies for regenerative medicines;
•Establish additional value-creating collaborations to access the full potential of our technology in additional modalities including T cells, tumor infiltrating lymphocytes (“TILs”), stem cells including induced Pluripotent Stem Cells (“iPSCs”) and Hematopoietic Stem Cells (“HSCs”), in vivo gene therapy such as adeno associated virus (“AAV”), and messenger ribonucleic acid (“mRNA”).

SENTI-202 for the Potential Treatment of Hematologic Malignancies including Acute Myeloid Leukemia
Overview
Our lead product candidate SENTI-202 is a potentially first-in-class Logic Gated off-the-shelf CAR-NK cell therapy designed to selectively target and eliminate CD33 and/or FLT3 expressing hematologic malignancies, including AML, while sparing healthy bone marrow cells, even if they express CD33 and/or FLT3 due to our unique NOT gate design. SENTI-202 is currently being studied in an open-label Phase 1 clinical trial in the United States and Australia for the treatment of relapsed/refractory hematologic malignancies, including AML. We reported initial clinical data for this trial on December 2, 2024, which included three AML patients treated at the lowest dose level approved in our Phase 1 clinical trial protocol (the “Initial 3 AML Patients”). The initial clinical data showed that two of the first three AML patients treated achieved complete remission, and both patients in complete remission were also assessed as measurable residual disease (“MRD”) negative after treatment. Both of the responding Initial 3 AML Patients continue in remission as of the date of the filing of this Annual Report on Form 10-K. In addition to the Initial AML Patients, we have enrolled and dosed other AML patients in our SENTI-202 clinical trial and have seen similar efficacy and safety results in the additional patients. We anticipate releasing additional data on the SENTI-202 clinical trial at the 2025 AACR Annual Meeting to be held in April 2025.
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
In addition to attacking cancer cells, in an attempt to protect the healthy cells that express FLT3 during treatment, the second chimeric protein we have engineered SENTI-202 to include is an inhibitory CAR (“iCAR”), which we refer to as a NOT Gate, to protect the healthy cells from potential on-target/off-tumor toxicity. The iCAR is designed to recognize the healthy cell surface protein endomucin (“EMCN”). EMCN was chosen as the protective antigen using a multi-step unbiased bioinformatics pipeline designed to identify a cell surface antigen specifically expressed on healthy HSCs but absent on AML tumor cells including both blasts and LSCs. EMCN is expressed on healthy cells, specifically HSCs (and early progenitors) which we believe will confer protection from an activating CAR (“aCAR”) mediated cytotoxicity on EMCN-expressing cells, even if those cells express CD33 and/or FLT3, thus expected to impart selectivity to SENTI-202 anti-cancer cytotoxicity.
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

Acute Myeloid Leukemia: an Unmet Medical Need
Almost 10% of new cancer cases in the United States each year are hematologic malignancies, including leukemia, lymphoma and myeloma. AML is a type of acute leukemia characterized by an accumulation of malignant immature white blood cells. It is the most common type of acute leukemia in adults, constituting 80% to 85% of cases, and is the second most common—as well as the deadliest—in children. Due to the absence of highly efficacious therapies, AML has poor prognosis with a low five-year survival rate at just 31.9%.
Patients with CD33 and/or FLT3 expressing malignancies, which includes myeloid malignancies such as AML, have a grim prognosis and a high unmet need. AML is typically a disease of the elderly with a median age of diagnosis being approximately 65 years. The treatment at diagnosis for the majority of patients who cannot tolerate the toxicities of intensive chemotherapy includes either hypomethylating agents or low-dose cytosine arabinoside (“Ara-C”, also known as cytarabine), as monotherapy or in combination with venetoclax, or best supportive care. In patients who can tolerate more intensive treatments, the goal of treatment is to induce a complete response (“CR”) with intensive chemotherapy and consolidate with allogeneic hematopoietic cell transplantation (“HCT”). Treatment is combined with the respective targeted agents in patients who have CD33‑positive disease or a FLT3‑mutated disease (Mylotarg USPI; Rydapt USPI; Xospata USPI). Other therapies for AML include targeted agents for the minority of patients with either isocitrate dehydrogenase (IDH)-1 or IDH-2 mutated disease. Despite these therapies being recently approved for patients with AML, the prognosis continues to be poor with the majority of patients refractory to or relapsing from front-line therapy and a median overall survival (OS) of five months at relapse.
Development of targeted AML treatments is difficult because the disease is highly heterogeneous. More than 200 types of chromosome translocations and mutations have been identified in AML patients. As such, therapies targeting a single TAA are often insufficient to kill all the cancer cell subsets in AML, leading to eventual disease relapse. To drive patients into deeper remissions and prevent relapses, therapies designed to target multiple AML antigens are needed. Additionally, recent studies suggest relapse is associated with the less targeted AML subpopulation of LSCs; however, while the development of therapies targeting AML LSCs is much needed, this strategy has been particularly challenging because LSC targets are often expressed on healthy cells, such as HSCs, leading to on-target, off-tumor treatment-induced toxicities.

CAR Cell Therapy for AML
The therapeutic administration of CAR cell therapies has considerably advanced the treatment of certain cancers, such as B-cell malignancies, but the successes of CAR cell therapies have not yet translated to successful treatment of AML, in part due to the absence of AML-specific target antigens. Due to their nonrestrictive expression, most AML antigens are also expressed on healthy HSCs or myeloid cells. Thus, on-target, off-tumor killing effects of the therapy may lead to the ablation of hematopoietic stem, progenitor or myeloid cells. This off-tumor killing of HSCs leads to serious clinical sequelae including sepsis and febrile neutropenia contributing to morbidity and mortality. Thus, the identification of antigens that enable more robust targeting of AML cells, including LSCs, along with new strategies to reduce off-target killing of HSCs, are critically needed to realize the promise of CAR cell therapies for AML treatment. These described challenges also extend to other potential AML therapeutic modalities, such as antibodies and bispecific T cell engagers.
SENTI-202 Clinical Data
We reported initial data from our Phase 1 clinical trial of SENTI-202 on December 2, 2024. Initial data we reported included data related to the Initial 3 AML patients who were treated at the lowest dose level (1.0 billion CAR+ NK cells per dose, administered three times, on days 0, 7, and 14 of a 28-day cycle following lymphodepletion with fludarabine/cytarabine); two of these patients achieved a CR, confirmed by bone marrow biopsy, which includes blast reduction and recovery of blood cells to normal ranges. In addition, both patients were assessed as MRD negative after treatment, which is defined as no detectable cancer cells present in a bone marrow sample by the most sensitive locally available method. As of December 2, 2024, both patients continued to maintain their remission (4+ months and 3+ months, respectively). In all three patients, SENTI-202 was generally well-tolerated with an adverse event profile consistent with the use of lymphodepleting chemotherapy in patients with AML or low grade systemic symptoms such as fever that resolve with symptomatic care consistent with delayed infusion reactions reported for NK based cell therapies, often labeled as cytokine release syndrome by investigators with familiarity with commercial CAR T cell therapy side effects. Both of the responding Initial 3 AML Patients continue in remission as of the date of the filing of this Annual Report on Form 10-K. In addition to the Initial 3 AML Patients, we have enrolled and dosed other AML patients in our SENTI-202 clinical trial and have seen similar efficacy and safety results in the additional patients. We anticipate releasing additional data on the SENTI-202 clinical trial at the 2025 AACR Annual Meeting to be held in April 2025.

Development Plan and Key Next Steps for SENTI-202
In December 2023, our IND application for evaluation of SENTI-202 in patients with hematologic malignancies was cleared by the FDA, and we began dosing patients in an open-label Phase 1 clinical trial in the United States and Australia in the second quarter of 2024.
Our Phase 1 clinical trial aims to evaluate SENTI-202 in patients with relapsed/refractory CD33 and/or FLT3 positive hematologic malignancies including AML. Key features of the study design that are intended to increase the potential for deep, durable remissions for AML patients include:
•Disease-specific lymphodepletion (“LD”): We plan to administer three-to-five doses of SENTI-202 following a disease-specific LD regimen known as fludarabine (flu) and cytarabine (ara-C), or flu/ara-C. The use of flu/ara-C is an NCCN Category 2a chemotherapy regimen for patients with relapse-refractory AML. In large Phase 3 randomized trials, where flu/ara-C with or without idarubicin, another chemotherapeutic agent approved for AML, has been administered as control arm chemotherapy, the regimen was well tolerated with mild non-hematologic toxicities, most commonly mucositis, and true CR rates of ~10% (cumulative CR rates including CR with incomplete bone marrow recovery of ~ 20%-30%) have been reported. Flu/ara-C LD conditioning followed by multiple doses of NK cell therapies have been well-tolerated, with CR rates in the range of 50-60%. Further, preclinical data reveals that pre-treatment with ara-C increases CD33 and FLT3 expression of a CD33/FLT3-negative AML cell line (e.g., KG-1a), leading to enhanced SENTI-202-mediated cytotoxicity in vitro, which could contribute to potential clinical synergistic anti-AML activity along with the additive debulking of AML blasts prior to administering SENTI-202 to potentially achieve deep responses.

72h Ara-C Treatment Significantly Upregulated CD33 and FLT3 Expression in KG-1a Cells

**p < 0.01, *** p < 0.001

Ara-C Pre-Treated KG-1a Cells Sensitized to SENTI-202-Mediated Cytotoxicity

*** p < 0.001, **** p < 0.0001

•Multi-dose and multi-cycle administration: The SENTI-202 Phase 1 study is evaluating two dose levels (1 billion and 1.5 billion CAR+ NK cells per dose) administered after LD in either a three dose regimen (Schedule 1: Days 0, 7, 14) or a five dose regimen (Schedule 2: Days 0, 3, 7, 10, 14), followed by bone marrow assessment at the end of the fourth week (and these four weeks make up one cycle). At the end of a cycle, we will evaluate both efficacy and safety. Patients may be eligible to receive additional such cycles based on both tumor response and tolerability of treatment. The study will evaluate efficacy, pharmacodynamics and cytometry by Time-Of-Flight markers in addition to standard Phase 1 objectives of safety, pharmacokinetics and dose finding.
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

SENTI-301A for the Potential Treatment of HCC and Other Solid Tumors
Overview
SENTI-301A is a multi-armed gene circuit designed for the treatment of advanced GPC3 positive tumors and can be engineered into off-the-shelf healthy donor derived CAR-NK cell therapies. SENTI-301 includes a CAR to target GPC3, which is highly expressed in 70% to 90% of HCCs and has low or no expression on normal adult tissues. The SENTI-301A gene circuit is armed with our proprietary crIL-15 gene circuit, intended to simultaneously stimulate surrounding immune cells and promote NK cell expansion, persistence, and tumor killing.
In partnership with Celest Therapeutics, the SENTI 301A gene circuit is currently being studied in a pilot investigator sponsored single institution trial for the treatment of HCC in mainland China by being incorporated into Celest Therapeutics’ product candidate SN301A. SN301A utilizes the SENTI-301A Gene Circuit technology developed by us and refers to the CAR-NK product candidate manufactured by Celest Therapeutics using Celest Therapeutics’ CAR NK manufacturing platform in China, which uses peripheral blood NK cells. We are currently evaluating early clinical data with Celest Therapeutics, including certain dose limiting toxicities observed early in the clinical trial, to determine how best to continue development of our technology in SN301A.
The following figure illustrates the design of SENTI-301A/SN301A.

Hepatocellular Carcinoma: an Unmet Medical Need
HCC accounts for approximately 90% of primary liver cancers and represents a large unmet medical need due to the lack of effective treatment options. In the United States, the rate of death from liver cancer increased by 43% from 7.2 to 10.3 deaths per 100,000 people between 2000 and 2016. In China, where we have partnered with Celest Therapeutics, there were approximately 370,000 new cases of HCC in 2022, accounting for over 40% of worldwide liver cancer diagnoses.
Available therapies are only modestly efficacious and the mortality rate in advanced HCC remains high despite recent improvements in treatment options. The most effective therapy currently available for advanced HCC is atezolizumab plus bevacizumab combination therapy for first line treatment with a 28% objective response rate and a 7% complete response rate.

SENTI-301A Approach to Advanced HCC
The SENTI-301A gene circuit incorporates multiple anti-tumor activities to achieve a multi-armed attack on solid tumors.
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
Development Plan and Key Next Steps for SN301A
In November 2023, we announced our strategic collaboration with Celest Therapeutics for the clinical development of SN301A, a product candidate that includes the SENTI-301A gene circuit, to treat solid tumors in China. Celest Therapeutics will lead clinical development, operations, and manufacturing for the advancement of SN301A with technical, strategic, and clinical input from us.
Celest Therapeutics began dosing patients in the SN301A pilot study in the fourth quarter of 2024 and we observed dose limiting toxicities in early 2025. We are evaluating the continuation of the SN301A pilot study with Celest Therapeutics and will continue to pursue development as appropriate. Celest Therapeutics and we have the option to expand clinical development of SN301A to Hong Kong, Macau and Taiwan. We retain all commercialization rights outside of mainland China, Hong Kong, Macau, and Taiwan for SENTI-301A.
The SN301A pilot study aims to evaluate the product candidate in patients with GPC3 positive advanced HCC in China. Key features of the single institution investigator sponsored study design include:
•Lymphodepletion (LD) before product administration: Celest Therapeutics plans to administer SN301A following fludarabine/cyclophosphamide lymphodepletion which has been widely used to support the expansion of NK cells in prior clinical trials.
•Multi-dose and multi-cycle administration: The pilot study will evaluate various dose levels and schedules administered after LD. After treatment, at the end of the fourth week, tumor response assessment will be performed utilizing imaging and biomarkers (and these 4 weeks make up one cycle). At the end of a cycle, Celest Therapeutics will evaluate both efficacy and safety. Patients may be eligible to receive additional cycles based on both tumor response and tolerability of treatment. The study will evaluate efficacy and pharmacodynamic markers in addition to standard Phase 1 objectives of safety, pharmacokinetics and dose finding.
Our CAR-NK Cell Source
Our preferred cell source for SENTI-202, our off-the-shelf CAR-NK cell therapy program, is peripheral blood NK cells because it allows us to immediately leverage an established supply chain, a mature GMP process, and extensive clinical experience to develop our next generation CAR-NK cell therapies as described below.

Natural killer cells are an integral part of the innate immune system and comprise 5 to 20% of circulating lymphocytes. They play a key immune surveillance role by recognizing and killing malignantly or virally transformed cells by directed release of lytic granules or by inducing death receptor-mediated apoptosis. Unlike T cells, NK cells possess intrinsic or endogenous anti-cancer activity without engineering or specific antigen priming. NK cells sample potential target cells on a cell-by-cell basis to recognize transformed cells based on the balance of activating and inhibitory signals received by the NK cell from the individual target cell. Other key differences of NK cells compared to T cells, which we believe make NK cells attractive candidates as cellular backbones for novel anti-cancer therapies, include:
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
Over 900 patients have safely received NK cell-based therapies since 2005. This includes over 800 patients across more than 30 single institution academic studies who received non-engineered allogeneic NK cell therapy, the majority from healthy adult donors, and 150+ patients who have received CAR NK cells via single and multi-center early phase trials.
NK and CAR NK cell products are generally well tolerated and show clinical efficacy as a stand-alone treatment, with 20-60% CR rate on average across a wide variety of oncological conditions, including in patients with AML. This clinical activity was enhanced under several different conditions: (1) when the NK cells had been engineered with CARs, (2) cultured with cytokines, (3) after ‘activation’ by co-culturing with K562 cell lines (themselves modified to express cytokines), (4) when NK cell doses increased, and (5) for AML patients when fludarabine/ara-C (flu/ara-C) LD was used as lymphodepleting conditioning. Key limitations of the clinical experience with NK cells in AML patients include limited persistence of the infused cells, short durability of the observed responses, and immune evasion of LSCs. Other challenges include manufacturing, with culturing and cryopreserving NK cells precluding higher or multiple doses.
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

Manufacturing
In August 2023, we announced the sale of our manufacturing assets and a sublease of our 92,000 square foot manufacturing facility to Valere Bio, Inc. (“Valere Bio” or “Valere”) a wholly-owned subsidiary of Celadon Partners LLC (“Celadon Partners” or “Celadon”), a private equity group, who created a new independent contract manufacturing organization for cell and gene therapy, and synthetic biology biofoundry called GeneFab, LLC (“GeneFab”).
In connection with the transaction, we were entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against a prepayment owed by us for manufacturing and research activities to GeneFab. We also received $8 million in manufacturing services credit and subleased our 92,000 square foot good manufacturing practice (“cGMP”) facility in Alameda, CA to GeneFab. The remaining consideration of $18.9 million was waived by us and GeneFab in connection with an investment by Celadon Partners, the sole investor in GeneFab, into our 2024 PIPE transaction described herein. Refer to Note 7. Stockholders’ Equity in Part II - Item 8, Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, for additional details regarding the PIPE transaction.
The transaction has allowed us to focus on advancing our oncology programs into the clinic. GeneFab will conduct the clinical manufacturing of our CAR-NK pipeline in the United States, including SENTI-202, through a service contract.
Our Material Agreements
Exclusive/Co-Exclusive Patent License Agreement with the National Cancer Institute for FLT3 Technology
In July 2020, we entered into an Exclusive/Co-Exclusive Patent License Agreement, as amended, (“NCI FLT3 Agreement”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or the NCI, under which the NCI granted us a worldwide, royalty-bearing, sublicensable license under the NCI’s patent rights related to FLT3-targeting chimeric antigen receptor, or CAR, technology (i) exclusively for the development of a universal or split CAR-based immunotherapy using T-cells or NK cells transduced with lentiviral vectors or other retroviral vectors, depending on the cell type, for the prophylaxis or treatment of cancers expressing FMS-like tyrosine kinase 3, or FLT3, where the CAR construct binds to specific domains and (ii) co-exclusively, with a third party, for the development of a multi-specific FLT3 CAR-based immunotherapy or FLT3-specific regulated or switch or Logic Gated CAR-based immunotherapy using T-cells or NK cells transduced with lentiviral vectors or other retroviral vectors, depending on the cell type, for the prophylaxis or treatment of FLT3-expressing cancers, where the CAR construct contains specific domains, in each case of (i) and (ii), to make and have made, use and have used, sell and have sold, offer to sell and import products covered by the licensed patent rights and to practice and have practiced processes covered by the licensed patent rights. In addition to the co-exclusive rights held by a third party, the foregoing license is subject to (a) certain rights of the United States government, including an irrevocable, non-exclusive, non-transferable, royalty-free license for the government to practice all licensed patent rights throughout the world and (b) the NCI’s reserved rights to grant a non-exclusive license to practice the licensed patent rights for purposes of internal research (and not for purposes of commercial manufacture or distribution) at an academic or corporate facility.
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
Exclusive Patent License Agreement with the National Cancer Institute for CD33 Technology
In May 2021, we entered into an Exclusive Patent License Agreement (“NCI CD33 Agreement), with the U.S. Department of Health and Human Services, as represented by the NCI, under which the NCI granted us an exclusive, royalty-bearing, sublicensable, worldwide license under the NCI’s patent rights related to CD33 targeting CAR technology to make and have made, use and have used, sell and have sold, offer to sell and import products covered by the licensed patent rights and to practice and have practiced processes covered by the licensed patent rights, for the development of a CD33-specific logic-gated CAR-based immunotherapy using autologous human T cells transduced with lentiviral vectors or off-the-shelf human NK cells transduced with retroviral vectors for the prophylaxis or treatment of CD33-expressing cancers. The foregoing license is subject to (i) certain rights of the United States government, including an irrevocable, non-exclusive, nontransferable, royalty-free license for the government to practice all licensed patent rights throughout the world and (ii) the NCI’s reserved rights to grant a non-exclusive license to practice the licensed patent rights for purposes of internal research (and not for purposes of commercial manufacture or distribution) at an academic or corporate facility.
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
Research Collaboration and License Agreement with Spark Therapeutics, Inc.
In April 2021, we entered into a Research Collaboration and License Agreement (“Spark Agreement”), with Spark Therapeutics. Under the Spark Agreement, we engaged in a collaborative research program with Spark Therapeutics to design, build and test synthetic promoters that are intended to have each one of five sets of desired characteristics, or promoter profiles. Spark Therapeutics is obligated to reimburse us for our costs and expenses incurred in connection with the conduct of the research program. Upon completion of work under the research program for a particular promoter profile, Spark Therapeutics may select and designate, subject to a specified maximum, a certain number of synthetic promoters that are designed, built and tested or identified by us under the research program with respect to such promoter profiles as optioned promoters. On a promoter profile-by-promoter-profile basis, for each optioned promoters, Spark Therapeutics will have the right to obtain an exclusive, royalty-bearing, sublicensable, worldwide license under our intellectual property rights to develop, manufacture, commercialize and otherwise exploit, for the cure, treatment, palliation, prevention or diagnosis of specified indications, or a licensed field, in vivo gene therapy products incorporating such applicable optioned promoter with respect to such promoter profile and is directed towards specific cell types in the central nervous system, eye, or liver. Spark Therapeutics may exercise its option for any optioned promoter prior to the expiration of the applicable evaluation period.
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
Pursuant to the Spark Agreement, we received an upfront payment from Spark Therapeutics of $3 million. If Spark Therapeutics exercises an option for a particular promoter profile, it will be required to pay us an option exercise fee in the low to mid-single digit millions. For each licensed promoter-containing in vivo gene therapy product, or licensed product, developed and commercialized by Spark Therapeutics or its affiliates or sublicensees, we are eligible to receive development, regulatory and commercialization milestone payments from Spark Therapeutics up to an aggregate dollar amount in the tens of millions, and sales milestone payments from Spark Therapeutics up to an aggregate dollar amount in the low hundred millions. In total, we are potentially eligible to receive upfront, opt-in and milestone payments exceeding $645 million if Spark Therapeutics exercises its options for all five promoter profiles and Spark Therapeutics, its affiliates and its sublicensees successfully develop and commercialize five licensed products; we will be eligible to receive additional milestone payments if additional licensed products are developed and commercialized by Spark Therapeutics, its affiliates and its sublicensees. Further, Spark Therapeutics will be obligated to pay us royalties in the low-single digits percentage on net sales of each licensed product sold by Spark Therapeutics, its affiliates and its sublicensees, subject to specified reductions and offsets. Spark Therapeutics’ obligation to pay royalties to us will expire for each licensed product when certain licensed patents and regulatory exclusivities have expired in the country of sale and a minimum number of years has elapsed since the first commercial sale of such licensed product in such country. The Spark Agreement will expire at the end of the last evaluation period if Spark Therapeutics does not exercise any of its options. If Spark Therapeutics exercises at least one option, then the Spark Agreement will expire, on a licensed product-by- licensed product and country-by-country basis, upon the expiration of Spark Therapeutics’ royalty obligation for such licensed product in such country. Spark Therapeutics may terminate the Spark Agreement in its entirety, or on a promoter profile-by-promoter profile or licensed promoter-by-licensed promoter basis, following a specified notice period. Either party may terminate the Spark Agreement in its entirety or in part if the other party fails to cure its material breach of the Spark Agreement within a specified cure period, or immediately if the other party becomes bankrupt or insolvent. We may terminate the Spark Agreement if Spark Therapeutics or any of its affiliates commences any action challenging the validity or enforceability of the licensed patents, other than in certain specified circumstances, or if Spark Therapeutics’ sublicensee challenges our licensed patents, under certain specified circumstances.
Collaboration and Option Agreement with BlueRock Therapeutics LP
In May 2021, we entered into a Collaboration and Option Agreement (“BlueRock Agreement”), with BlueRock Therapeutics LP (“BlueRock”). BlueRock is a wholly-owned subsidiary of Bayer Healthcare LLC. Bayer Healthcare LLC’s parent company is Bayer AG, which served as the lead investor in our Series B financing through its Leaps by Bayer unit. Under the BlueRock Agreement, we have engaged in three collaboration programs with BlueRock to research and develop gene circuits that have specified functions. We are responsible for up to $10 million in costs and expenses incurred in connection with our conduct of research activities under an agreed-upon research plan. If the parties mutually agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse us for the costs and expenses that we incur in connection with the agreed-upon additional research activities that, together with costs and expenses incurred under the initial research plan, exceed $10 million. We have not yet received any payment from BlueRock under the BlueRock Agreement and we do not have any obligations to make any payments to BlueRock under the BlueRock Agreement. We are obligated to use commercially reasonable efforts to conduct the research activities assigned to us under the research plan. If we materially breach that obligation and do not cure it within a specified period, BlueRock will have the right to receive a transfer of technology and perform the remainder of the research plan at its own expense.
Upon completion of work under a research plan for a collaboration program, the joint steering committee established by the parties will identify, subject to a specified maximum, a number of gene circuits per collaboration program, or option gene circuits, that have been successfully developed under such collaboration program. We have granted to BlueRock an option, on a collaboration program-by-collaboration program basis, to obtain an exclusive or non-exclusive license under our intellectual property rights to develop, manufacture and commercialize, for the prevention, treatment or palliation of specified indications, or a licensed field, cell therapy products that contain cells of specified types that incorporate an option gene circuit from such collaboration program or a closely related derivative gene circuit. For each collaboration program, BlueRock may conduct evaluation activities on the option gene circuits from such collaboration program to determine whether to exercise its option, and BlueRock may exercise its option to such option gene circuits together with certain closely related derivative gene circuits, or licensed gene circuits, prior to the expiration of a certain time period (the “option exercise period”), which includes a minimum amount of time after the expiration of the three-year research term, delivery of a data package to BlueRock, and completion of a transfer of technology to enable BlueRock’s evaluation activities, whichever happens last. If BlueRock exercises its option for a collaboration program, the parties shall negotiate the financial terms, which will be within certain pre-agreed parameters and may be determined by baseball arbitration if the parties do not reach agreement within the specified negotiation period, and enter into an otherwise agreed-upon written license agreement, or a commercial license. If the parties enter into a commercial license, BlueRock will be responsible, at its sole expense, for the development, manufacture and commercialization, in the applicable licensed field, of cell therapy products containing cells of an applicable type that incorporate an applicable licensed gene circuit, and we will be eligible to receive from BlueRock development, regulatory and commercialization milestone payments, in amounts to be agreed-upon before entry into the commercial license, and royalties, subject to negotiation, equal to low single digit percentages of net sales of applicable cell therapy products sold by BlueRock, its affiliates and its sublicensees, subject to specified reductions and offsets. If BlueRock does not exercise its option for a collaboration program prior to the expiration of the applicable option exercise period, then we will retain all rights to the gene circuits developed under such collaboration program without any further obligations to BlueRock.
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
In addition to the option described above, we granted a right of first negotiation to BlueRock, on a collaboration program-by-collaboration program basis, to obtain a license under our intellectual property rights to research, develop, manufacture and commercialize, for the prevention, treatment or palliation of a specified disease area (the “negotiation field”), cell therapy products containing cells of a specified type (“negotiation cells”), that incorporate an applicable efficacy gene circuit developed under such collaboration program. This right of first negotiation does not overlap with the option described above because it pertains to different combinations of fields, cell types and gene circuits. Starting from the effective date of the BlueRock Agreement and, on a collaboration program-by-collaboration program basis, continuing for twelve months or, if later, until the completion of a certain portion of the research plan for such collaboration program, we are obligated to work exclusively with BlueRock on the development, manufacture and commercialization, in the negotiation field, of cell therapy products containing negotiation cells that incorporate the specific type of gene circuit for such collaboration program.
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
Exclusive Patent License Agreement with the National Cancer Institute for GPC3 Technology
In February 2021, we entered into an Exclusive Patent License Agreement (“NCI GPC3 Agreement”), with the U.S. Department of Health and Human Services, as represented by the NCI, under which the NCI granted us an exclusive, royalty-bearing, sublicensable, worldwide license under the NCI’s patent rights related to glypican-3, or GPC3, targeting CAR technology to make and have made, use and have used, sell and have sold, offer to sell and import products covered by the licensed patent rights and to practice and have practiced processes covered by the licensed patent rights, for the development, production and commercialization of a monospecific CAR-based immunotherapy for the prophylaxis and treatment of GPC3 expressing human cancers using unmodified, off-the-shelf natural killer cells transduced with a viral vector that expresses a CAR, and a gene circuit regulating the expression of one or more armoring payloads, specifically excluding the use of autologous T cells or T cells that have been genetically modified to become off-the-shelf. The foregoing license is subject to (i) certain rights of the United States government, including an irrevocable, non-exclusive, nontransferable, royalty-free license for the government to practice all licensed patent rights throughout the world and (ii) the NCI’s reserved rights to grant a non-exclusive license to practice the licensed patent rights for purposes of internal research (and not for purposes of commercial manufacture or distribution) at an academic or corporate facility.
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
Framework Agreement with GeneFab, LLC
On August 7, 2023, we entered into a framework agreement, (the “Framework Agreement”), with GeneFab, LLC, a Delaware limited liability company, or GeneFab, and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, (“Valere”), which is wholly owned by a company managed by Celadon Partners, pursuant to which we, subject to the terms and conditions therein, (i) sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights to GeneFab, including all of our equipment and leasehold improvements at our facilities in Alameda, California (the “Alameda Facility”) and certain of our intellectual property related to the schematics for and design of the Alameda Facility, and (ii) subleased to GeneFab its premises under the lease for the Alameda Facility (a portion of which is subject to the satisfaction of certain conditions), or collectively, the Purchased Assets. In addition, we agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation (“the License Agreement”). Donald Tang, a member of our Board of Directors appointed in December 2024, is a manager of Celadon Partners.
Pursuant to the Framework Agreement, we sold the Purchased Assets, and consummated, or will consummate, the other transactions contemplated thereby, for total consideration of $37.8 million in cash. Fifty percent of the Cash Consideration, or $18.9 million, was paid at closing and the parties waived payment of the remaining $18.9 million in connection with Celadon’s investment in the private placement in December 2024 as described in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments of this Annual Report on Form 10-K.
GeneFab was also provided an option (which was subsequently assigned to Celadon Partners) to purchase up to 1,963,344 shares (i.e., up to $20.0 million worth) of our common stock at an exercise price of $10.18670, or the GeneFab Option. The GeneFab Option is exercisable upon the execution of the License Agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of our outstanding shares of common stock as of the closing date of the transaction.
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
On December 10, 2024, in connection with the private placement described in further detail in Note 7. Stockholders’ Equity in Part II - Item 8, Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, the Company entered into an amendment of the GeneFab Framework Agreement with GeneFab and Valere Bio, Inc. As part of the agreement, the GeneFab Note Receivable was waived by the parties. Additionally, the Company entered into an amended and restated development and manufacturing services agreement.
Collaboration and Option Agreement with Celest Therapeutics, (Shanghai) Co. Ltd.
In November 2023, we entered into a Collaboration and Option Agreement (the “Celest Agreement”), with Celest Therapeutics. Under the Celest Agreement, we agreed to collaborate with Celest Therapeutics for Celest Therapeutics to carry out an investigator-initiated trial (“IIT”) of the SENTI-301A gene circuit in Celest Therapeutics’ SN301A product candidate (manufactured by Celest) in mainland China with certain technical support from us. Celest Therapeutics will have an exclusive option to obtain an exclusive, royalty-bearing, license in mainland China, Hong Kong, Macau, and Taiwan under our intellectual property rights to research, develop, manufacture, commercialize and otherwise exploit an off-the-shelf CAR-NK cell therapy product candidate that consists of NK cells that have been engineered to express our CAR having an antigen binding portion that is directed to GPC3 and our crIL15, such product candidate the SN301A Product. Celest Therapeutics may exercise its option prior to the expiration of a certain time period (the “option exercise period”). If Celest Therapeutics exercises its option during the option exercise period, the parties shall negotiate the terms of the license agreement, which will include and be consistent with pre-agreed financial terms, and Celest Therapeutics will be required to pay us an option exercise fee in the mid-single digit millions upon the execution of the license agreement. If the parties enter into a license agreement having terms consistent with the pre-agreed financial terms, we will be eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156.0 million, as well as certain tiered royalty payment.
During a certain time period (the “exclusivity period”), we are prohibited from directly or indirectly, exploiting or enabling any third party to research, develop manufacture, commercialize or otherwise exploit in mainland China any off-the-shelf CAR-NK cell therapy having an antigen binding portion of the CAR directed to GPC. If Celest Therapeutics does not exercise its option, then the exclusivity period will end on the expiration of the option period. If Celest Therapeutics exercises its option, then the exclusivity period will end upon the expiration of the applicable negotiation period for the license agreement or the mutual execution of the license agreement, whichever is earlier. If Celest Therapeutics exercises its option and the parties are unable to execute a mutually agreed license agreement during the negotiation period, then the option will automatically be deemed expired and we will have no further obligation to Celest Therapeutics under the Celest Agreement, except that for a certain time period following the expiration of the negotiation period, Celest Therapeutics will have certain rights if we receive a bona fide offer from a third party for such third party to obtain an exclusive license or similar exclusive rights under our technology to research, develop, manufacture, commercialize or otherwise exploit the SN301A Product in certain territories on certain terms and Celest Therapeutics will have certain rights if we enter into any arrangement with any third party pursuant to which we grant an exclusive license or similar exclusive right under technology to research ,develop, manufacture, commercialize or otherwise exploit the SN301A Product in certain territories on certain terms.
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
Our patent portfolio relates to our ongoing research and development activities and includes a combination of patents and pending patent applications licensed from third parties, jointly owned with third parties, and solely owned by us. The patents and pending patent applications in our portfolio can be categorized as relating to our gene circuit platform technologies, including Logic Gating gene circuits, Multi-Arming gene circuits, Regulator Dial gene circuits and Smart Sensor gene circuits; our product candidates, including SENTI-202 and SENTI-301A, as well as other possible pipeline product candidates; and alternative technologies, and our patents and patent application include claims directed to compositions, methods (including preparation, use, or treatment), processes, dosing and formulations. As of March 12, 2025, our in-licensed and owned patent portfolio consists of over 13 issued patents and 214 pending patent applications, of which we own or co-own 5 patents and 194 pending patent applications, and have licensed 8 patents and 20 pending patent applications.
The term of a patent in our patent portfolio varies depending upon a number of factors such as the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest non-provisional filing date of the patent application to which the patent claims priority. In the United States, a term of a patent may be lengthened by patent term adjustment (“PTA”), which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, in certain instances, the patent term of a U.S. patent that covers an FDA-approved drug may also be eligible for extension to recapture a portion of the term effectively lost as a result of clinical trials and the FDA regulatory review period, such extension is referred to as patent term extension (“PTE”). The restoration period cannot be longer than five years, and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. However there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date of the patent application to which the patent claims priority. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
We also utilize trademark rights to protect our brand and have filed trademark applications for the marks “SENTI,” “SENTI BIOSCIENCES,” “SENTI BIO,” and Senti’s “S” logo in the United States and in certain marks in foreign countries. As of March 12, 2025, we own five United States trademark registrations, one pending and/or allowed United States trademark applications, and five foreign trademark registrations. We have also registered multiple internet domain names to further supplement the protection of our brand.
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
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. President Trump has also implemented workforce reduction/cost saving measures which may impact our FDA review timelines. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and their subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-

U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (€17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
Employees and Human Capital Resources
As of March 18, 2025, we had 34 employees, all of whom were full-time, consisting of clinical, research, operations, regulatory, finance and business development personnel. 8 of our employees hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Of our executive officers, sixty-seven percent (67%) are people of color and sixty-seven percent (67%) are women. With respect to our employees overall, approximately seventy-five percent (75%) are people of color and approximately forty percent (40%) are women.
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
Facilities
We currently occupy approximately 40,000 square feet of office and research and development space in South San Francisco, CA under a lease that expires in April 2027, with an option to extend for an additional eight years. We entered into a sublease agreement with GeneFab LLC to sublease approximately 7,400 square feet of our office space in South San Francisco expiring April 2027. We also entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA Therapeutics, Inc., to sublease approximately 7,600 square feet of our office space in South San Francisco commencing October 2024 and also expiring April 2027. In June 2023, we completed the build-out of a cell therapy manufacturing facility designed to meet cGMP. We subsequently subleased this 92,000 square feet of manufacturing space under an agreement with GeneFab that was executed in August 2023, with such sublease expiring in September 2032. We believe that this space, collectively, is sufficient to meet our existing needs.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.sentibio.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is www.sec.gov.
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
•In December 2024, we announced initial clinical data from the Phase 1 clinical trial of our first product candidate, SENTI-202 and the first patient dosed in a clinical trial of SN301A in China under our collaboration with Celest Therapeutics, and the rest of our current product candidates are in preclinical development. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their ability to receive regulatory approval or to attain commercial viability.
•There can be no assurance that we will receive any or all of the anticipated payments under, or achieve any or all of the anticipated benefits of the transaction with GeneFab and we could face unanticipated challenges.
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
•We currently rely, and intend to continue to rely on third parties to conduct our clinical trials and preclinical studies, and those third parties may not perform satisfactorily.
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
•Our business, operations and clinical development plans and timelines could be adversely affected by the impact of global economic and political developments, including inflation and capital market disruption, global geopolitical disruptions, including various armed conflicts, tariffs, economic sanctions and economic slowdowns or recession, potential global health crises or by the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, contract research organizations (“CROs”), shippers and others.

Risks Related to Our Limited Operating History and Financial Condition
We are an early stage clinical biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. Our net losses were $52.8 million and $71.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 , we had an accumulated deficit of $297.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
We expect our net losses to increase substantially as we:

•	continue to advance our gene circuit platform technologies;

•	initiate and conduct clinical trials of our current and future product candidates;

•	continue preclinical development of our current and future product candidates and initiate additional preclinical studies;

•	acquire and in-license technologies aligned with our gene circuit platform technologies;

•	seek regulatory approval of our current and future product candidates;

•	expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, and commercialization efforts;

•	continue to develop, maintain, expand, and defend our intellectual property portfolio; and

•	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
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
As of December 31, 2024, we had $48.3 million in cash and cash equivalents. In connection with the preparation of this Form 10-K, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for twelve months following the filing of this Form 10-K. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development of our current and potential future product candidates;

•	the timing and progress of our development of our gene circuit platforms;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the terms of any current third-party manufacturing contract or biomanufacturing partnership or future manufacturing contract or biomanufacturing partnership we may enter into;

•	our ability to maintain our current licenses and collaborations, conduct our research and development programs and establish new strategic partnerships and collaborations;

•	the progress of the development efforts of our existing strategic partners and third parties with whom we may in the future enter into collaboration and research and development agreements;

•	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

•	supply chain disruptions, global political and market conditions, tariffs and inflationary pressures on our business;

•	the cost and timing of regulatory approvals; and

•	our efforts to enhance operational systems and to hire and retain personnel, including personnel to support development of our product candidates and to satisfy our obligations as a public company.
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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we will not be able to continue as a going concern beyond twelve months from the issuance date of this Form 10-K. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend internal research and development efforts for SENTI-301A. In August 2023, we announced a transaction with GeneFab pursuant to which we transferred our in-house manufacturing operations and assets to GeneFab. In January 2024, we announced a strategic plan to focus our resource allocation to investment in clinical development of SENTI-202 and on partnership of our SENTI-301A program in China. In September 2024, we subleased to BKBIOTECH, Inc., and JLSA2 Therapeutics, Inc., certain portions of our corporate headquarters. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
In January 2024, we announced a reduction in workforce by approximately 37% in connection with streamlining our business operations to enable increased focus on SENTI-202 and to continue SENTI-301A program clinical development through a partnership in China. We incurred certain one-time estimated severance and related costs as part of this resource allocation effort. We also cannot guarantee that we will not have to undertake additional workforce reductions or re-prioritization activities in the future. Further, we may not be able to enter into partnerships for programs that we do not intend to develop internally on acceptable terms or within the timeframes that we expect, or we may not realize the anticipated benefits of those partnerships we do secure, and we may be forced to dedicate additional time and resources to the maintenance of these programs or to our efforts to enter new or additional partnerships. Furthermore, our streamlined strategic business plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition. If employees who were not affected by the workforce reduction seek alternate employment, this could result in us seeking contract support resulting in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.
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
We implemented a risk assessment process and measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting personnel, but have had additional turnover in our accounting group since that time which continues to harm these remediation efforts. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. Moreover, the rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and remediation. To maintain and improve the effectiveness of our financial reporting, we will need to commit significant resources, implement and strengthen existing disclosure processes controls, reporting systems, and procedures, train personnel and provide additional management oversight, all of which may divert attention away from other matters that are important to our business.
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
Certain members of our management team have limited experience in managing the day-to-day operations of a public company. As a result, we may need to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. These compliance costs will make some activities significantly more time-consuming and costly. If we lack cash resources to cover these costs in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition.
Our ability to use net operating loss carryforwards (“NOLs”) and credits to offset future taxable income may be subject to certain limitations.
Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2024, we had NOLs for U.S. federal and state income tax purposes of approximately $191.8 million and $152.9 million, respectively, a portion of which expire beginning in 2036 if not utilized. NOLs for U.S. federal tax reporting purposes of approximately $188.3 million have an indefinite life.
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
The U.S. Congress, the current U.S. presidential administration, or any subsequent administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

The U.S. rules dealing with federal, state, and local taxation are constantly under review by those involved in the legislative process, as well as by the U.S. Treasury Department. Changes to tax laws, which may have retroactive application, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and change are likely to continue to occur in the future. For example, in 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial conditions, or results of operations. The existence, timing, and content of new tax laws are unpredictable, and could cause an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and whether those policy changes are challenged and subsequently upheld by the court system, we will not know if we will benefit from them or be negatively affected by them.
The sale or issuance of our common stock to Celadon Partners may cause significant dilution and the sale of the shares of common stock acquired by Celadon Partners, or the perception that such sales may occur, could cause the price of our common stock to fall.
Pursuant to an option under the transaction with GeneFab which was subsequently transferred to Celadon Partners, Celadon may choose to invest up to approximately $20 million to purchase up to 1,963,344 shares of our common stock, subject to certain limitations, including stockholder approval in certain circumstances and compliance with applicable law. The option becomes exercisable by Celadon upon the execution of the license agreement, no later than August 7, 2026. The exercise of the option by Celadon could result in a significant increase in the number of outstanding shares of our common stock and substantially dilute the ownership interest of our existing stockholders. In addition, we have agreed to register for resale these shares purchased by Celadon under their option, subject to certain restrictions. If Celadon chooses to sell its shares in the Company, the price of our shares could fluctuate based on the market price of the common stock during the period in which such sales occur. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of December 31, 2024, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.9 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our headquarter facility leases. As of the date of this Form 10-K, we hold certain funds in accounts with Silicon Valley Bank, or SVB. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety, purity and potency, or efficacy of our product candidates in humans. There is no guarantee that the FDA will permit us to conduct clinical trials in accordance with our plans, or at all. Further, we cannot be certain of the timely completion or outcome of our clinical trials and preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, our clinical protocols or if the outcome of our clinical trials or preclinical studies will ultimately support the further development or commercialization of our programs or testing in humans. As a result, we cannot be sure that we will be able to submit IND or similar applications for our proposed clinical programs on the timelines we expect, if at all, and we cannot be sure that our submission of additional INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials for our product candidates to begin.
Our current product candidates are in early clinical and preclinical development and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Although we received IND clearance for SENTI-202 from the FDA in December 2023 and announced initial results from the Phase 1 clinical trial for SENTI-202 in the fourth quarter of 2024, there is no guarantee that SENTI-202 or any potential future product candidates will prove effective in humans or will receive approval. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by early clinical stage biotechnology companies such as ours.
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
Clinical trials of our current or potential future product candidates may not demonstrate the safety, purity and potency, or efficacy, necessary for such product candidates to become approvable or commercially viable.
Other than SENTI-202 and SENTI-301A, none of our current product candidates have ever been tested in humans. We may ultimately discover that our current product candidates do not possess certain properties that we believe are helpful for therapeutic effectiveness and safety or would otherwise support the submission of an IND on the timelines we expect, or at all. In early clinical trials with the Celest Therapeutics’ SN301A program which incorporates our SENTI 301A gene circuit, our partner, Celest Therapeutics has observed certain dose limiting toxicities in some patients and is currently evaluating dosing levels below those that resulted in such toxicities that may or may not result in a meaningful clinical effect. We also do not know if the observations we have made regarding our gene circuits generally and our product candidates in particular will translate into any clinical response when tested in humans. As an example, while the TAA CD33 has been clinically validated as a target for an approved antibody-drug conjugate therapy, it has not been clinically validated as a target for CAR-NK or CAR-T therapies, and may not prove to be a clinically sufficient target for the CAR-NK therapies we are developing. As a result of these uncertainties related to our gene circuit platform technologies and our product candidates, we may never succeed in developing a marketable product based on our current product candidates. If any of our current or potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We announced initial results from the Phase 1 clinical trial for SENTI-202 and our partner Celest Therapeutics initiated clinical trials for SN-301A in China, and have not initiated clinical trials for any other product candidates. It is likely that there will be side effects associated with the use of certain of our products. For example, we have seen dose limiting toxicities in early results from Celest Therapeutics’ clinical trial of SN-301A and are evaluating different dosing levels for that product candidate. Further, if the NOT GATE gene circuit, engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely impacting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely impact our business and financial condition and impair our ability to generate revenues.
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
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-301A, and other potential product candidates, we only received clearance of our IND for SENTI-202 in December 2023, and initiated our Phase 1 clinical trial for SENTI-202 in the second quarter of 2024 and announced initial results from the Phase 1 clinical trial for SENTI-202 in the fourth quarter of 2024 and have begun dosing in a clinical trial for SN-301A in a collaboration led by Celest Therapeutics in China in December 2024, and to date have not tested any other product candidates in humans. We cannot assure you that any other existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.
Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.
Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of the current and potential future product candidates we are evaluating, an element of our long term strategy is to discover, develop, and globally commercialize additional targeted therapies beyond our current product candidates to treat various conditions and in a variety of therapeutic areas. Even if we identify investigational therapies that initially show promise, we may fail to successfully develop and commercialize such products for many reasons, including the following:

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

In addition, our future clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Additionally, because some of our clinical trials will be in patients with advanced disease who may experience disease progression or adverse events independent from our product candidates, such patients may be unevaluable for purposes of the trial and, as a result, we may require additional enrollment. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.
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
We currently rely and intend to continue to rely on third parties to conduct our clinical trials and preclinical studies, and those third parties may not perform satisfactorily.
We currently rely and expect to continue to rely on third-party clinical investigators, CROs, testing laboratories, clinical data management organizations and consultants to design, conduct, supervise and monitor our ongoing and planned clinical trials and preclinical studies . Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs, testing laboratories, and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and contract manufacturing organizations and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
Despite our reliance on third parties, we will ultimately be responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, including good laboratory practice, or GLP, good clinical practice, or GCP, current good manufacturing practice, or cGMP, and current good tissue practice, or cGTP. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, clinical sites and investigators fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency, or EMA, or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates FDA regulatory requirements as well as federal or state healthcare laws and regulations or healthcare privacy and security laws.
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
We depend on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with Spark Therapeutics, Inc., or Spark, BlueRock Therapeutics, Inc., or BlueRock, and Celest Therapeutics , for the application of our gene circuit platform technology to the development and commercialization of potential product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and materially harm our results of operations.
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
In addition, the termination of our existing collaborations or any future strategic partnership or collaboration arrangement that we enter into may prevent us from receiving any milestone, royalty payment, sharing of profits, and other benefits under such agreement. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. Any of these events could have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations. Furthermore, pursuant to certain of our agreements, we are required to engage specified service providers in connection with certain activities under our collaboration agreements unless the parties determine that another party is unable to provide such services. If we license or otherwise grant rights to certain products developed by us to a third party, we may need to impose this obligation on a third party acquirer or strategic partner.
We may not be able to enter into additional strategic transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates and technologies, impact our cash position, increase our expenses and present significant distractions to our management.
From time to time, we consider strategic transactions, such as collaborations, regional partnerships for the co-development and/or co-commercialization of our product candidates in selected territories, acquisitions of companies, asset purchases, joint ventures, out- or in-licensing of product candidates or technologies and partnerships involving our gene circuit platform technology. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies, contract development manufacturing organizations or hospitals. On November 6, 2023, we announced that we had entered into a strategic collaboration with Celest Therapeutics for the clinical development of the SENTI-301A gene circuit in the SN301A product manufactured by Celest to treat solid tumors in China. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, or if we fail to realize a benefit from the collaboration with Celest or from a transaction with a different organization, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our gene circuit platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third party manufacturing organizations, or CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. Under our Development and Manufacturing Services Agreement with GeneFab, we are obligated to engage GeneFab for certain manufacturing services subject to GeneFab’s meeting of certain criteria. GeneFab and any other CMO may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources and the shift to a different CMO could be expensive. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards, our product specifications and all applicable regulations.
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
Initial manufacturing efforts under our agreements with GeneFab will focus on our lead program, SENTI-202. GeneFab has never operated a cGMP facility before. GeneFab may not have the ability to consistently and reliably manufacture SENTI-202 in sufficient quality and quantity to support our ongoing and planned clinical trials, which could negatively impact our overall development timelines. In addition, quality, reproducibility, stability, and consistency issues may arise during manufacturing activities and may result in lower yields than initially expected. We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational or GeneFab is otherwise unable to meet our supply requirements for our preclinical studies and planned clinical trials. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
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
For some of these reagents, equipment, and materials, we rely and may in the future rely on sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we or our collaborators such as Celest or other third parties on which we rely, depend on China-based suppliers or service providers for certain materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or similar law were to be enacted.
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
Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Timothy Lu, our Chief Executive Officer and Kanya Rajangam, our President,

Head of Research and Development and Chief Medical Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material adverse effect on our business, financial condition, results of operations and prospects.
As previously disclosed by us in our Current Reports on Form 8-K filed with the SEC on April 26, 2024 and May 2, 2024, Deborah Knobelman, Ph.D., our former Chief Financial Officer, Treasurer and Head of Corporate Development and our principal financial officer and principal accounting officer, resigned effective May 3, 2024. Following Dr. Knobelman’s resignation, the Board appointed Dr. Lu, as the interim principal financial officer and principal accounting officer, effective as of May 4, 2024 until the filing of our quarterly report on form 10-Q for the quarter ended March 31, 2024. The Board also appointed Yvonne Li as Interim Chief Financial Officer, effective May 4, 2024, and principal financial officer and principal accounting officer effective after our filing of our quarterly report on form 10-Q for the quarter ended March 31, 2024.
On January 31, 2025, the Consulting Agreement with Yvonne Li expired in accordance with its terms. As such, effective January 31, 2025, Ms. Li is no longer serving as our principal financial officer and principal accounting officer. On February 5, 2025, we entered into a new consulting agreement pursuant to which Ms. Li will serve as a consultant until March 31, 2025.
On February 25, 2025, we announced the appointment of Jay Cross as our Chief Financial Officer effective March 3 2025, and principal financial officer and principal accounting officer, effective following our filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The effectiveness of our new Chief Financial Officer and our senior leadership team generally, following the transition could have a significant impact on our ability to operate the business effectively. The failure to ensure a smooth transition, including required knowledge transfers, could negatively affect our results of operations and financial condition as well as our ability to execute our business strategies.
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
Our business is subject to risks associated with conducting business internationally. Some of our future clinical trials may be conducted outside of the United States and we may enter into key supply arrangements or do other business with persons outside of the United States. For example, in November 2023, we entered into a strategic collaboration with Celest, a China-based biotechnology company, for the clinical development of a product candidate for our SENTI-301A product to treat solid tumors in China. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States, including China. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States, including China. Doing business internationally involves a number of risks, including but not limited to:

•
multiple, conflicting and changing laws and regulations such as those relating to privacy, data protection and cybersecurity, tax laws, tariffs, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

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

In addition, legislation has been proposed that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown by may include supply chain disruptions or delays. Any of these factors could harm our ongoing international operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.
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
We depend on sophisticated information technology systems and data processing to operate our business. If we experience cybersecurity or data privacy breaches, security incidents or compromises, or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, we may face costs, significant liabilities, harm to our brand and business disruption.
We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and potentially clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some of our anticipated future clinical data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Despite the implementation of security measures, our internal computer systems and information technology systems and infrastructure and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs upon which our business relies are vulnerable to breakdown or damage or interruption from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyberattacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, social engineering (including phishing attacks), computer malware, malicious codes, viruses, wrongful intrusions, and data breaches. Like other companies in our industry, we, and our third party vendors, have experienced and will continue to experience threats and cybersecurity incidents relating to our information technology systems and infrastructure. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. These risks may be increased as a result of pandemics, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or data breaches that may remain undetected for an extended period.
There can be no assurance that we, our service providers, collaborators, consultants, contractors or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks, compromises, cybersecurity incidents or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate cybersecurity incidents, compromises, breaches or improper access to, use of, or inappropriate disclosure of our information or other confidential or sensitive information, including patients’ personal data, or the perception that any such failure has occurred, could result in legal notifications, disclosures, claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us, including class action lawsuits from affected individuals. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research, delays to commercialization of our product candidates, lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cashflow. For example, the loss or alteration of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Additionally, applicable laws and regulations relating to privacy, data protection or cybersecurity, external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a cybersecurity incident or breach, including notification to affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or any actual or alleged failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
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
Our business, operations and clinical development plans and timelines could be adversely affected by global economic and political developments, including inflation and capital market disruption, global geopolitical disruptions, including various armed conflicts, economic sanctions and economic slowdowns or recessions, potential global health crises, or the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business, including our anticipated contract manufacturers, CROs, shippers and others.
Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by global geopolitical disruptions, including various armed conflicts. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Also, the global COVID-19 pandemic and government measures taken in response had a significant impact on businesses and commerce worldwide. In connection with COVID-19, we implemented work-from-home policies for most employees. In the event we are required to implement similar policies in connection with future global health emergencies, these policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, our ability to conduct our business in the ordinary course.
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
In addition, our ongoing and planned clinical trials and preclinical studies may be affected by global health emergencies. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward addressing concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to illness during a global health emergency or experience additional restrictions by their institutions, city or state, our ongoing and future clinical trial operations and preclinical studies could be adversely impacted.
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
Also, our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-

licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
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
We may experience delays in completing our preclinical studies and initiating, conducting or completing our clinical trials. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;

•	foreign exchange fluctuations and tariffs;

•	compliance with foreign manufacturing, customs, shipment, import and export controls and storage requirements;

•	cultural differences in medical practice and clinical research; and

•	diminished protection of intellectual property in some countries.
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
Healthcare legislative or regulatory reform measures may have a material adverse effect on our business and results of operations.
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
In addition, the U.S. Supreme Court’s 2024 decision in Loper Bright Enterprises v. Raimondo overruled the Chevron doctrine, which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. In Loper Bright, the Supreme Court held that the U.S. Administrative Procedure Act requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. Any such challenges, if successful, could have an impact on our business, and any such impact could be material. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
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
International data protection laws may also apply to health-related and other personal information obtained outside of the United States. With respect to the European Economic Area, or the EEA, we are subject to the EU General Data Protection Regulations 2016/679, or the EU GDPR, as well as applicable data protection laws in effect in the Member States of the EEA and the incorporation of the EU GDPR into the laws of the UK (including the UK Data Protection Act 2018), or the UK GDPR and together with the EU GDPR, referred to as GDPR, where we are collecting or otherwise processing personal data (including health data) in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the EEA/UK; or (b) the activities of a business establishment in the EEA/UK. The UK GDPR is independent from but aligned to the EU’s data protection regime. The GDPR imposes stringent data protection requirements for processing personal data of individuals within the EEA, and the UK, such as including requirements relating to having legal bases or conditions for processing personal data relating to identifiable individuals and transferring such information outside the EEA/UK, including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, where required obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of any non-compliance with the GDPR and any supplemental EEA Member State or UK national data protection laws, we could be subject to warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenue, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
In addition, the GDPR places restrictions on cross-border transfers of personal data to countries outside the EEA/UK to other countries, such as the United States, that do not ensure an adequate level of protection. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU. The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. The international transfer obligations under European data protection laws may also impact our business as companies based in Europe may be reluctant to utilize the GDPR transfer mechanisms to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the GDPR transfer mechanisms impose upon exporters.
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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. See section titled “Business - Government Regulation - Coverage and Reimbursement” in this Form 10-K.
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
Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its product. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the U.S. can differ significantly from payor to payor. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in the section of this 10-K entitled “Risk Factors” and the following:

•	our ability to advance our current or potential future product candidates through clinical development;

•	results of preclinical studies and clinical trials for our current or potential future product candidates, or those of our competitors or potential future collaborators;

•	the impact of macroeconomic conditions;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory authorities with respect to our future products, clinical trials, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company, or SPAC;

•	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which it is raised;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of shares of our common stock;

•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of shares of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, public health crises and other calamities; and

•	general economic, industry and market conditions.
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
As of the date of this Form 10-K, the market price of our common stock is below $100.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 506,000 shares of our common stock sold to certain investors in connection with the private placement that was completed concurrently with the Merger and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 487,897 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.04 per share, and 87,103 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 575,000 shares of our common stock could sell their securities at a per share price that is less than $100.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. Furthermore, we have registered (a) up to 21,157 shares of Series A redeemable convertible preferred stock and (b) up to 31,735,500 shares of common stock underlying the accompanying Warrants pursuant to a resale registration statement on Form S-3, which were previously offered and sold by us in the 2024 PIPE transaction described herein. None of the securities issued pursuant to the 2024 PIPE transaction were initially registered under the Securities Act or any state securities laws, rather, we offered the securities in reliance on exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A redeemable convertible preferred stock, or the Certificate of Designation, each share of Series A redeemable convertible preferred stock was issued at $2,250.00 per share in the 2024 PIPE transaction and was converted into 1,000 shares of common stock, effective March 10, 2025. Subject to the terms and limitations contained in the Certificate of Designation, each share of Series A redeemable convertible preferred stock issued in the PIPE Transaction converted into such number of shares of common stock, at the conversion price of $2.25 per share, or the Conversion Price, subject to the terms and limitations contained in the Certificate of Designation. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time and from time to time on or after March 6, 2025.On March 18, 2025, the closing price of our common stock as reported on the Nasdaq Capital Market was $3.65 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $1.8 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.3 million.
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
Significant additional capital will be needed in the future to continue our planned operations, including further development of our gene circuit platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of shares of our common stock. Furthermore, the 31,735,500 shares of common stock issuable to our current stockholders upon the exercise of the Warrants issued pursuant to the 2024 PIPE transaction could cause our stock price to decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them. For a more detailed description of our equity financing through sale of common shares please see the Risk Factor entitled “We have issued a substantial number of warrants which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders” in this Form 10-K.
Pursuant to the Senti Biosciences, Inc. Equity Incentive Plan, our Board of Directors or compensation committee is authorized to grant stock options to our employees, directors and consultants. Initially, the maximum aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Incentive Plan was 249,274 shares of our common stock. Additionally, the number of shares of our common stock reserved for issuance under the Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. Unless our Board of Directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On December 20, 2024, our Board of Directors approved the Amended and Restated 2022 Equity Incentive Plan (the “A&R 2022 Plan”). The A&R 2022 Plan increased the aggregate number of shares of common stock that can be issued under the A&R 2022 Plan by an additional 4,300,000 shares, increased in the number of shares of common stock that may be issued under the 2022 Plan in respect of incentive stock options (“ISOs”), from 249,273 shares to 4,816,434 shares as of December 20, 2024, which amount will automatically increase each January 1 through the term of the A&R 2022 Plan by the lesser of the annual automatic increase or 20,000,000 shares and extended the term of the A&R 2022 Plan to the tenth anniversary of the date that our stockholders approve the A&R 2022 Plan. On March 6, 2025, our stockholders approved and authorized the A&R 2022 Plan. In addition, on August 5, 2022, our Board of Directors adopted the 2022 Inducement Plan and amended and restated the 2022 Inducement Plan on March 7, 2025 pursuant to which an aggregate of 2,500,000 shares of our common stock have been reserved for issuance. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:

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

Provisions in our second amended and restated certificate of incorporation, as amended and/or restated from time to time (“Charter”), our amended and restated bylaws, or Bylaws, and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management, which could depress the trading price of shares of our common stock.
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

•	specify that no stockholder is permitted to cumulate votes at any election of directors;

•	expressly authorize our Board of Directors to make, alter, amend or repeal our Bylaws; and

•	require super majority votes of the holders of our common stock to amend specified provisions of our Charter and Bylaws.
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
We have issued a substantial number of warrants which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.
Pursuant to the securities purchase agreement, dated December 2, 2024, with certain accredited investors in a private placement transaction, we issued warrants to purchase certain shares of common stock. As of December 31, 2024, approximately 31,735,500 shares of our common stock were reserved for issuance upon exercise of outstanding warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

Future sales, or the perception of future sales, of our securities by existing shareholders or by us could cause the market price for our common stock to decline.
Sales of a substantial number of our common stock in the public market could occur at any time, including by any of our major shareholders, directors or officers. These sales, or the market perception that the holders of a large number of our common stock intend to sell their common stock, could significantly reduce the market price of our common stock. We cannot predict the effect, if any, that future public sales of our common stock will have on the market price of our common stock. If the market price of our common stock was to drop as a result, this might impede our ability to raise additional capital and might cause remaining shareholders to lose all or part of their investment.
We will file a registration statement on Form S-3 to register the 52,892,500 shares of our common stock that are issuable pursuant to the conversion of the Series A redeemable convertible preferred stock and exercise of the warrants that we sold and issued to certain investors in a private placement transaction in December 2024. This registration statement will be filed in connection with the registration rights agreement dated December 2, 2024, among the Company and the investors in the private placement transaction. The registration rights agreement requires the Company to maintain an effective registration statement which could force the Company to file a registration statement following the filing of this Annual Report.
We cannot predict the size of future sales of any such Common Shares or the effect, if any, that future sales of any such Common Shares will have on the market price of the Common Shares. The market price of shares of our common stock could drop significantly if the holders of the shares described above sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.
General Risk Factors
Disruptions at the FDA and other government agencies, such as those caused by funding shortages, could hinder their ability to hire, retain or deploy key personnel, and substantial leadership, personnel, and policy changes or otherwise, could prevent those agencies from performing normal business functions on which operations of our business may rely, and/or prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations and fundraising may rely, including those that fund research and development activities and regulate our access to public markets, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical FDA employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submission, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
As of March 18, 2025, the existing holdings of our executive officers, directors, and NEA, Bayer and Celadon and their affiliates represent beneficial ownership, in the aggregate, of approximately 77.85% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have adopted cybersecurity risk management processes that are informed by and incorporate elements of recognized industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework, and that are designed to identify, assess, and mitigate critical risks from cybersecurity threats.
To support our cybersecurity risk management processes, we leverage a third-party information security firm (“Information Security Coordinator”) who provides ongoing support for the protection of our information technology infrastructure and also engage with other third-party providers and cybersecurity consultants as appropriate, including engagement of third parties to assist with managed detection and response. Additionally, our cybersecurity risk management strategy is informed by a risk assessment conducted by a third-party cybersecurity consultant.
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
We have also implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, such as software-as-a-service providers whose products are used to store our data, including through review of System and Organization Controls (“SOC”) reports prior to onboarding.
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
Governance Related to Cybersecurity Risks
Our Information Security Coordinator is responsible for the maintenance of our cybersecurity risk management processes, including the day-to-day oversight of the assessment and management of cybersecurity risks. The individual who is currently in this role has approximately 20 years of experience in information security. Our Information Security Coordinator meets periodically with our Director of Operations, to discuss and review our information security and cybersecurity risk management processes.
Our board of directors has delegated oversight of the Company’s enterprise risk management processes, including those related to cybersecurity risks, to the Audit Committee of the Board of Directors. We have implemented a process for our Information Security Coordinator, as appropriate, to provide periodic updates to the Audit Committee on the status of our cybersecurity program.
Item 2. Properties
Our corporate headquarters is located in South San Francisco, California, where we lease approximately 40,000 square feet of office and research and development space pursuant to a lease agreement which commenced on April 25, 2019 and expires on April 30, 2027, with an option to extend for eight years. Of the 40,000 square feet, we currently occupy approximately 25,000 square feet of office and research and development space in South San Francisco, CA and entered into a sublease agreement with GeneFab LLC to sublease approximately 7,400 square feet of our office space in South San Francisco expiring April 2027. We also entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA Therapeutics, Inc., to sublease approximately 7,600 square feet of our office space in South San Francisco commencing October 2024 and also expiring April 2027. In Alameda, California, we lease approximately 92,000 square feet of space pursuant to a lease agreement which initiated on June 3, 2021 and expires on September 30, 2032, with two options to extend for five years each. In June 2023, we completed the build-out of a cell therapy manufacturing facility designed to meet cGMP. We subsequently subleased this 92,000 square feet of manufacturing space under a sublease agreement to GeneFab that was executed in August 2023, with such sublease expiring in September 2032. We believe that this space, collectively, is sufficient to meet our existing needs.
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
Holders
As of March 18, 2025, there were 69 holders of record of our common stock. The number of holders of record does not include for example a substantially greater number of “street name” holders or beneficial holders whose Senti Common Shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 11 - Executive Compensation - Equity Compensation Plan Information of Part III of this Annual Report.
Recent Sales of Unregistered Securities
Pursuant to Chardan’s committed equity facility, we issued and sold 244,313 shares of our common stock to Chardan at a weighted average price of $7.17 per share during the year ended December 31, 2024. We used the net proceeds from these sales for general corporate purposes.
In Chardan’s committed equity facility, Chardan represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The shares of common stock referred to in this Annual Report on Form 10-K were issued and sold by us to Chardan in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. On March 17, 2025, the Company provided notice to Chardan that it was terminating the A&R Purchase Agreement.
Except as detailed above and in our Current Reports on Form 8-K filed on December 2, 2024 and January 6, 2025, we did not have any sales of unregistered securities during the year ended December 31, 2024.
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
We are applying our gene circuit technologies to develop a pipeline of medicines that use chimeric antigen receptor (“CAR”) white blood cells with the goal of addressing major challenges and providing potentially lifesaving treatments for people living with cancer. Our lead product candidates utilize off-the-shelf healthy adult donor derived natural killer (“NK”) cells to create CAR-NK cells outfitted with gene circuit technologies in several oncology indications with high unmet need. In 2024, we initiated a clinical trial of SENTI-202 for blood cancers and our partner, Celest Therapeutics, (Shanghai) Co. Ltd., initiated a clinical trial for SENTI-301A/SN301A for solid tumors.
We have incurred net losses of $52.8 million and $71.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had cash and cash equivalents, of $48.3 million and $35.9 million, respectively, and an accumulated deficit of $297.1 million and $244.3 million, respectively. Net cash flows used in operating activities were $41.4 million and $52.4 million during the years ended December 31, 2024 and 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and impairment of the Company’s long-lived assets. We expect to continue to incur significant losses for the foreseeable future.

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
As of March 20, 2025, the issuance date of the consolidated financial statements for the year ended December 31, 2024, the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern beyond twelve months from the issuance date of the annual consolidated financial statements. In light of these concerns, our independent registered public accounting firm included in its opinion for the year ended December 31, 2024 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern beyond twelve months from March 20, 2025.
Recent Developments
On August 7, 2023, we completed a transaction with GeneFab and Valere Bio, GeneFab’s parent company which is wholly owned by Celadon. GeneFab is a contract manufacturing and synthetic biology biofoundry focused on next-generation cell and gene therapies. We sold, assigned and transferred rights, title and interest in certain of our assets and contractual rights, including all of our equipment at our facilities in Alameda and certain of our intellectual property related to the schematics for and design of the Alameda facility. We subleased our recently constructed 92,000 square foot current good manufacturing practice facility in Alameda, California to GeneFab which will support the clinical manufacturing of our CAR-NK programs, including SENTI-202. The transaction provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. In connection with the transaction, we were entitled to receive total consideration of $37.8 million before the end of 2025, of which $18.9 million was due at closing and was netted against a prepayment owed by us for manufacturing and research activities to GeneFab. The remaining $18.9 million was waived by the parties as part of an amendment to the Framework Agreement that was entered into in connection with our private placement transaction announced in December 2024, in which Celadon participated.
We also agreed to grant a license to GeneFab under certain of our intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products pursuant to a license agreement under negotiation.
GeneFab was provided an option, which was subsequently transferred to Celadon, to purchase up to 1,963,344 shares (i.e. up to $20.0 million worth) of our common stock at an exercise price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of our outstanding shares of common stock as of the closing date of the transaction.
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
In November 2023, the Company entered into a Collaboration and Option Agreement with Celest Therapeutics. Subject to the terms and conditions of the Agreement, the Company and Celest will enter into a collaboration under which Celest will lead a pilot trial of a candidate product for our SENTI-301A program in mainland China, with certain technical support from the Company. In addition, the Company agreed to grant an exclusive option to enter a license agreement with Celest to research, develop, manufacture and commercialize SENTI-301A in mainland China, Hong Kong, Macau, and Taiwan. Outside of these jurisdictions, the Company would retain its rights in the SENTI-301A program. Pursuant to the Agreement, and beginning with the exercise of the option and entering into a license agreement, the Company may become eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156 million, as well as certain tiered royalty payments. In December 2024, the first patient was dosed into the pilot trial of SN301A.
In January 2024, we announced a strategic plan to streamline business operations and focus our resource allocation to investment on clinical development of SENTI-202, for which an Investigational New Drug (“IND”) application was cleared by the U.S. Food and Drug Administration (“FDA”) in December 2023, and on the partnership of our SENTI-301A program in China with Celest.
On July 17, 2024, we filed a Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on July 17, 2024, and our common stock began trading on a split- adjusted basis on the Nasdaq Capital Market at the market open on July 18, 2024.
On August 2, 2024, we received notification from Nasdaq that for ten consecutive business days, the closing bid price of the Company’s common stock was at least $1.00 per share, and accordingly, we regained compliance with the Bid Price Rule, and that the matter is now closed.
On August 3, 2024, we executed an agreement with California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our related clinical trial. On August 15, 2024, in connection with the execution of the CIRM Grant, we received the first payment from CIRM in the amount of $2.4 million. On November 1, 2024, we received a $2.5 million payment from CIRM in relation to the first milestone which we achieved in August 2024. Refer to Note 8. CIRM Grant for additional details regarding the CIRM grant and related milestone payments.
On September 23, 2024, we entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc. to sublease a portion of our corporate headquarter premises in South San Francisco. The sublease commenced on October 7, 2024, the date when the subtenants gained access to the premises, and will expire on April 30, 2027. Total sublease income to be earned from this operating lease, in aggregate, will be approximately

$1.0 million over the term of the sublease agreement. Refer to Note 6. Operating Leases, in the footnotes to the consolidated financial statements included in this Form 10-K for further details of the sublease.
On December 2, 2024, we entered into a securities purchase agreement with certain investors in which the we agreed to sell, in a private placement (the “Offering”), (i) up to 21,157 shares of Series A redeemable convertible preferred stock, par value $0.0001 per share, for an aggregate offering price of $47.6 million and (ii) accompanying warrants to purchase up to 31,735,500 shares of common stock, par value $0.0001 per share. Each share of Series A redeemable convertible preferred stock will be issued at $2,250.00 per share and, subject to stockholder approval, is convertible into 1,000 shares of Common Stock. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time on or after the Stockholder Approval and on or prior to the five-year anniversary of the original issuance date. A holder of a Warrant may not exercise the Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of a Warrant may increase or decrease this percentage not in excess of 45.00% by providing at least 61 days’ prior notice to the Company. The Company intends to use the net proceeds from the Offering for working capital purposes, general corporate purposes, other research and development activities and to advance its SENTI-202 program.
The investors are venture capital and other institutional investment funds. The investors include entities affiliated with New Enterprise Associates, Inc. (“NEA”), which is associated with a member of our Board of Directors and is a holder of more than 5% of our outstanding capital stock, as well as entities affiliated with Bayer Healthcare, LLC, which is also holder of more than 5% of our outstanding capital stock, and Celadon Partners, the parent company of GeneFab, a related party of ours.
On December 9, 2024, we closed the initial tranche of 16,713 shares of Series A redeemable convertible preferred stock and Warrants to purchase 25,069,500 shares of common stock. The gross proceeds of the initial issuance of Series A redeemable convertible preferred stock and Warrants totaled approximately $37.6 million, before deducting fees to be paid to the placement agent of the Company and other offering expenses payable by the Company. The fees to be paid to the placement agent were $1.5 million. Additionally, pursuant to the terms of the Securities Purchase Agreement, a certain investor has the option to purchase up to an additional 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock at a subsequent closing (the “Preferred Stock Tranche Liability”), for gross proceeds of up to $10.0 million.
On December 31, 2024, we closed the Preferred Stock Tranche Liability of 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock for gross proceeds of $10.0 million. The Company intends to use the net proceeds from the Offering for working capital purposes, general corporate purposes, other research and development activities and to advance its SENTI-202 program.
On March 10, 2025, we converted the outstanding shares of Series A redeemable convertible preferred stock into such number of shares of common stock, at the conversion price of $2.25 per share (the “Conversion Price”), subject to the terms and limitations contained in the Certificate of Designation.
On March 17, 2025, the Company provided notice to Chardan that it was terminating the A&R Purchase Agreement.
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
Our research and development expenses related to the assets sold to GeneFab are included in discontinued operations.
Research and development expenses from our continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
External services and supplies	$20,795	$13,247
Personnel-related expenses, including share-based compensation expense	7,694	10,508
Facilities and other	5,867	8,395
Total	$34,356	$32,150
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
Our general and administrative costs related to the assets sold to GeneFab are included in discontinued operations.

General and administrative expenses from our continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Personnel-related expenses, including share-based compensation expense	$8,379	$23,117
External services and supplies	7,624	6,930
Facilities and other	7,507	4,821
Depreciation and amortization	2,860	2,308
Total	$26,370	$37,176
Impairment of Long-lived assets
Impairment of long-lived assets mainly relates to the impairment of our leasehold improvements for the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction in August 2023, as well as impairment of lease right-of-use assets as a result of subleasing a portion of our headquarter premises. For the years ended December 31, 2024 and 2023, impairment of long-lived assets was $0.3 million and $26.0 million, respectively.
Other Income (Expense)
Interest Income, net
Interest income, net consists of interest earned on our cash and cash equivalents, restricted cash and short-term investments, if any, held during the year, net of interest expense.
Change in Fair Value of Preferred Stock Tranche Liability - related party
The change in fair value of Preferred Stock Tranche Liability consists of the remeasurement to fair value at each reporting period of the additional closing option given to a certain investor as part of the private placement in December 2024, for which we have determined to be a liability and thus recorded at fair value. Refer to Note 4. Fair Value Measurements, in the footnotes to the consolidated financial statements included in this Form 10-K related to the valuation methodology and assumptions used.
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of GeneFab Note Receivable consists of the remeasurement to fair value at each reporting period of the deferred consideration due from GeneFab for which we have elected the fair value option. Refer to Note 4. Fair Value Measurements, in the footnotes to the consolidated financial statements included in this Form 10-K related to the valuation methodology and assumptions used. In December 2024, the receivable was waived by the parties in an amendment to the Framework Agreement in connection with Celadon’s investment in the PIPE.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab and the volatility at each reporting period. Refer to Note 4. Fair Value Measurements, in the footnotes to the consolidated financial statements included in this Form 10-K related to the valuation methodology and assumptions used.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $10.18670 per share. Refer to Note 4. Fair Value Measurements, in the footnotes to the consolidated financial statements included in this Form 10-K related to the valuation methodology and assumptions used.
GeneFab sublease Income - related party
Sublease Income is primarily comprised of income from our sublease agreements with GeneFab.
Net Income (Loss) from Discontinued Operations
Net income (loss) from discontinued operations includes the results of our manufacturing and research activities related to the Alameda facility through the disposition date of August 7, 2023.
Net income (loss) from discontinued operations is summarized below (in thousands):

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$—	$10,003
General and administrative	—	(496)
Total operating expenses	—	9,507
Loss from discontinued operations	—	(9,507)
Other income (expense)	—	(6)
Gain on disposal of business	—	21,861
Net income (loss) from discontinued operations	$—	$12,348

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Revenue
Contract revenue	$—	$1,978	$(1,978)
Grant income	—	583	(583)
Total revenue	—	2,561	(2,561)

Operating expenses
Research and development (included related party cost of $14,266 and $3,113, respectively)	34,356	32,150	2,206
General and administrative	26,370	37,176	(10,806)
Impairment of long-lived assets	313	25,962	(25,649)
Total operating expenses	61,039	95,288	(34,249)
Loss from operations	(61,039)	(92,727)	31,688

Other income (expense)
Interest income, net	948	2,864	(1,916)
Change in fair value of contingent earnout liability	20	207	(187)
Change in fair value of Preferred Stock Tranche Liability - related party	13,404	—	13,404
Change in fair value of GeneFab Note Receivable - related party	(17,240)	626	(17,866)
Change in fair value of GeneFab Economic Share - related party	(1,816)	16	(1,832)
Change in fair value of GeneFab Option - related party	6,331	3,318	3,013
GeneFab sublease income - related party	6,449	2,323	4,126
Other income (expense)	153	(33)	186
Total other income (expense), net	8,249	9,321	(1,072)
Net loss from continuing operations	(52,790)	(83,406)	30,616
Net income from discontinued operations	$—	$12,348	$(12,348)
Net loss	$(52,790)	$(71,058)	$18,268
Contract revenue. For the year ended December 31, 2024, we generated no revenue from contracts and license agreements and $2.0 million for the year ended December 31, 2023. The decrease of $2.0 million was primarily due to no services provided under the Spark collaboration agreement in the current year.
Grant income. For the years ended December 31, 2024 and 2023, we generated no revenue and $0.6 million from grants, respectively. The decrease of $0.6 million was primarily due to the recognition of revenue related to the SBIR SENTI-202 grant funding which was completed in 2023.
Research and development expenses. Research and development expenses were $34.4 million and $32.2 million for the years ended December 31, 2024 and 2023, respectively. The increase of $2.2 million was primarily due to an increase of $7.5 million in external services and supplies offset by a $2.8 million decrease in personnel-related expenses and a $2.5 million decrease in facilities and other expense.

General and administrative expenses. General and administrative expenses were $26.4 million and $37.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $10.8 million was primarily due to a decrease of $14.7 million in personnel-related expenses, which includes a $8.6 million decrease in stock-based compensation expense, partially offset by an increase of $2.7 million in facilities and other expense and an increase of $0.6 million in depreciation and amortization expenses.
Impairment of long-lived assets. Impairment of long-lived assets were $0.3 million and $26.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $25.6 million was mainly due to the impairment of our leasehold improvements in 2023 related to the Alameda facility subleased to GeneFab as a result of our asset group reassessment which triggered a need to perform an impairment analysis following the closing of the GeneFab transaction.
Interest Income, net. Interest income was $0.9 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $1.9 million was due to higher average cash balances as well as short-term investments during the majority of 2023 compared to no investments in 2024.
Change in fair value of contingent earnout liability. For the years ended December 31, 2024 and 2023, we recognized a non-cash gain of zero and a non-cash gain of $0.2 million, respectively, primarily due to the decrease in the fair value of our common stock.
Change in fair value of Preferred Stock Tranche liability. For the year ended December 31, 2024 the change in fair value of the Preferred Stock Tranche liability was $13.4 million primarily due to the option for a certain shareholder to purchase additional shares at a later date in connection with the private placement of convertible preferred stock. The gain was a result of the remeasurement of the option before the option was exercised.
Change in fair value of GeneFab Note Receivable - related party. For the years ended December 31, 2024 and 2023, the change in fair value of GeneFab Note Receivable was a loss of $17.2 million and a gain of $0.6 million, respectively. The decrease of $17.9 million was primarily due to the probability that a suitable license agreement, which was a condition of the Company realizing the GeneFab Note Receivable, would not be signed. Additionally, in December 2024, the receivable was waived by the parties in an amendment to the Framework Agreement in connection with Celadon’s investment in the PIPE.
Change in fair value of GeneFab Economic Share - related party. For the years ended December 31, 2024 and 2023, the change in fair value of GeneFab Economic Share was a loss of $1.8 million and a nominal gain, respectively. The decrease of $1.8 million was primarily due to the low probability of the events triggering the payment underlying the GeneFab Economic Share.
Change in fair value of GeneFab Option - related party. For the years ended December 31, 2024 and 2023, the change in fair value of GeneFab Option was a gain of $6.3 million and $3.3 million, respectively. The increase of $3.0 million was primarily due to the low probability that a suitable license agreement, which is a condition for the Option to be exercised , would be signed.
GeneFab sublease income - related party. For the years ended December 31, 2024 and 2023, sublease income was $6.4 million and $2.3 million, respectively. The increase of $4.1 million related to a full year of the sublease to GeneFab for the Alameda facility as well as a portion of our corporate headquarters leased to GeneFab.
Net income (loss) from discontinued operations. There was no net income from discontinued operations for the year ended December 31, 2024, compared to net income from discontinued operations of $12.3 million for the year ended December 31, 2023. The decrease was due to there being no discontinued operations in 2024.
Liquidity and Capital Resources
Sources of Liquidity
From inception to December 31, 2024, we raised aggregate gross proceeds of $354.3 million from the Merger and the December 2024 private placement (“PIPE Financing”), the issuance of shares of our common stock, the issuance of shares of our redeemable convertible preferred stock, the issuance of convertible notes, and to a lesser extent, through collaboration agreements and governmental grants.
On August 31, 2022, we entered into the Purchase Agreement with Chardan, which was amended and restated on July 16, 2024 (the “A&R Purchase Agreement”). We sent a termination notice pursuant to the A&R Purchase Agreement on March 17, 2025. Pursuant to the A&R Purchase Agreement, we had the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 872,704 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of common stock were solely at our election, and we were under no obligation to sell any securities to Chardan under the Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 10,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee.
We have issued 384,313 shares of common stock through December 31, 2024, for aggregate net proceeds of $3.0 million under the Common Stock Purchase Agreement. On March 17, 2025, the Company provided notice to Chardan that it was terminating the A&R Purchase Agreement.
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2024, we had $48.3 million in cash and cash equivalents, and an accumulated deficit of $297.1 million.
We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, if at all. Should we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our product candidates or delay our efforts to expand our product pipeline. As substantial doubt exists about our ability to continue as a going concern, we may also be required to sell or license to other parties’ rights to develop or commercialize our product candidates that we would prefer to retain
The transaction with GeneFab, as described in “Recent Developments” above, provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. The total consideration in connection with the transaction was $37.8 million of which $18.9 million was due at closing and was netted against a prepayment owed by us for manufacturing and research activities to GeneFab. The remaining consideration of $18.9 million was to be received in installments during 2024 and 2025, subject to satisfaction of certain conditions. We elected to account for the GeneFab Note Receivable under the fair value option and recorded the GeneFab Note Receivable at its fair value of $16.6 million at the closing date of the transaction. The GeneFab Note Receivable was remeasured each reporting period with changes from remeasurement included in other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurements, in the footnotes to consolidated financial statements included in this Form 10-K elsewhere for further details. In December 2024, the remaining consideration of $18.9 million was waived in connection with the private placement of preferred stock described in “Recent Developments.”
The agreement with CIRM, as described in “Recent Developments” above is expected to provide us in total a grant of $8.0 million, subject to achievement of certain operational milestones. The CIRM Grant will help support the ongoing clinical development of SENTI-202. Refer to Note 8. CIRM Grant, in the footnotes to consolidated financial statements included in this Form 10-K elsewhere for further details of the CIRM agreement.

In December 2024, we issued 21,157 shares of Series A redeemable convertible preferred stock and accompanying warrants to purchase up to 31,735,500 shares of common stock for an aggregate offering price of $47.6 million.
Cash Flows
The following table sets forth a summary of our cash flows from continuing and discontinued operations for each of the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(41,397)	$(52,395)
Net cash from investing activities	34	30,077
Net cash from financing activities	53,730	779
Net change in cash and cash equivalents	$12,367	$(21,539)
Operating Activities
For the year ended December 31, 2024, net cash used in operating activities of $41.4 million was primarily due to our loss of $52.8 million with non-cash expense adjustments of $1.8 million for stock-based compensation expense, $5.9 million for depreciation and amortization of operating lease right-of-use-assets, a $6.3 million gain from change in fair value of the GeneFab Option, and a $13.4 million change in fair value of the Preferred Stock Tranche liability, offset by non-cash expense adjustment of $17.2 million for the change in fair value of the GeneFab Note Receivable. Other material changes were comprised of a $4.0 million decrease in operating lease liabilities and a $8.1 million increase in related party prepaid expenses.
For the year ended December 31, 2023, net cash used in operating activities of $52.4 million was primarily due to our loss of $71.1 million with non-cash adjustments of $26.0 million for impairment of long-lived assets, $9.7 million for stock-based compensation expense, and $5.4 million for depreciation and amortization of operating lease right-of-use-assets; offset by non-cash gains of $21.9 million gain on disposal of business to GeneFab, $3.3 million gain from change in fair value of the GeneFab Option, $1.1 million for accretion of discount on short-term investments, $0.6 million gain for the change in fair value of the GeneFab receivable, and $0.2 million gain for the change in fair value of contingent earnout liability. Other material changes comprised of $4.8 million decrease in prepaid expenses and other current assets, $0.7 million increase in sublease deferred income, $0.5 million increase in operating lease liabilities, a $0.4 million increase in accounts payable and accrued expenses and other liabilities, a $0.9 million increase in accounts receivable, and a $0.8 million decrease in deferred revenue.
Investing Activities
For the year ended December 31, 2024, net cash provided by investing activities was nominal from proceeds from the sale of property, plant and equipment which were offset by an immaterial amount of capital expenditures.
For the year ended December 31, 2023, net cash used in investing activities of $30.1 million was due to $18.0 million in purchases of short-term investments and $12.0 million in purchases of property and equipment.
Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities of $53.7 million was primarily due to $47.3 million from proceeds of private placement offering net of issuance costs and $4.9 million from proceeds from the CIRM grant.
For the year ended December 31, 2023, net cash provided by financing activities of $0.8 million was primarily due to $0.5 million from issuance of common stock under Common Stock Purchase Agreement and $0.4 million from the issuance of common stock under Employee Stock Purchase Plan (ESPP).

Funding Requirements
Based upon our current operating plans, we believe that our existing cash and cash equivalents will not be sufficient to fund our operations beyond the next twelve months from the issuance date of this Annual Report. We anticipate that we will continue to seek additional funding, though the precise timing of such may prove uncertain. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our assumptions may prove to be inaccurate, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing and manufacturing product candidates in preclinical studies and clinical trials is costly and the timing and expenses in these trials are uncertain.
Based upon our current operating plans, substantial doubt exists about whether our existing cash and cash equivalents will be sufficient to fund our operations, including clinical trial expenses and business operating expenses requirements, beyond twelve months from the date of this Annual Report. We anticipate that we will continue to seek additional funding, though the precise timing of such may prove uncertain. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our assumptions may prove to be inaccurate, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing and manufacturing product candidates in preclinical studies and clinical trials is costly and the timing and expenses in these trials are uncertain.
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
GeneFab Note Receivable
We elected to account for the GeneFab Note Receivable from GeneFab under the fair value option in ASC 825, Financial Instruments (“ASC 825”). The GeneFab Note Receivable was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. We estimated the fair value by discounting future payments under multiple probability-weighted scenarios using GeneFab’s cost of borrowing based on published CCC-rated corporate bond yields. In December 2024, the receivable was waived by the parties in an amendment to the Framework Agreement in connection with Celadon’s investment in the PIPE discussed above in Item 7. Recent Developments, thus no further estimation was required as of December 31, 2024.
Additional Closing Option
The option granted to a certain investor to purchase additional convertible preferred stock at a later date as part of the private placement transaction in December 2024 was determined to be a freestanding financial instrument that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and does not meet the criteria for equity classification. The liability is recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the derivative liability was determined using a Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the risk-free interest rate and the fair value of the redeemable convertible preferred stock on the initial valuation date and subsequent remeasurement at period end. Upon exercise of the option on December 31, 2024, we remeasured the liability and reclassified the final value associated with the preferred stock tranche liability to the carrying value of the Series A redeemable convertible preferred stock.
Emerging Growth Company Status
The JOBS Act permits an emerging growth company to take advantage of an extended transition to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to not take advantage of the benefits of this extended transition period.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, views the Company’s operations and manages the business as a single operating segment, which is the research and development of the Company’s gene circuit platform. Refer to footnote 10. Segment Reporting, for additional information related to operating segment. All long-lived assets are located in the United States. The Company does not currently generate any revenue.
Contractual Obligations and Commitments
On June 3, 2021, we entered into a lease agreement for a new cGMP facility in Alameda, California to support planned initial clinical trials for our product candidates. The lease has an initial term of eleven years will expire in 2032 with future undiscounted operating lease payments of $38.1 million over the remaining lease period. See Note 6. Operating Leases in Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for details on our lease and sublease obligations.
During the year ended December 31, 2021, we entered into a three-year collaboration and option agreement with BlueRock Therapeutics LP (“BlueRock”) under which the Company granted BlueRock an option to execute an exclusive or non-exclusive license to develop, manufacture and commercialize cell therapy products (See Part II, Item 8, Notes to Consolidated Financial Statements, Note 16. Related Parties for details into the BlueRock agreement). In consideration for the option, the Company is responsible for up to $10.0 million in research and development costs and expenses associated with the collaboration plan incurred over the three-year term.
We have also entered into license agreements under which we are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Milestone and royalty payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 100,000 additional shares of the Company’s common stock in the aggregate, in one remaining tranche. Refer to Note 7. Stockholders’ Equity in Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, for further details of the contingent earnout.
As part of the amendment to the Framework Agreement with Valere Bio and GeneFab, we agreed to make an additional advance payment of $10.0 million. As of December 31, 2024, the Company had made $6.0 million of the $10.0 million payment. The remaining amount was paid in January 2025. This amount is recorded in GeneFab prepaid expenses - related party.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Senti Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
San Francisco, California
March 20, 2025

SENTI BIOSCIENCES, INC.
Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$48,277	$35,926
Accounts receivable	159	112
GeneFab receivable - related party	1,646	17,592
GeneFab prepaid expenses - related party	6,639	14,787
Prepaid expenses and other current assets	2,240	2,783
Total current assets	58,961	71,200
Restricted cash	3,538	3,522
GeneFab receivable - related party, net of current portion	—	1,119
Property and equipment, net	21,289	25,338
Operating lease right-of-use assets	13,948	16,274
GeneFab Economic Share - related party	—	1,816
Other long-term assets	105	215
Total assets	$97,841	$119,484
Liabilities and Stockholders’ Equity
Accounts payable	$1,454	$1,250
Finance lease liabilities - related party, current portion	103	97
Early exercise liability, current portion	11	135
GeneFab sublease deferred income - related party	660	989
Accrued expenses and other current liabilities	6,271	5,927
Operating lease liabilities	4,647	4,031
Current liabilities of discontinued operations	—	243
Total current liabilities	13,146	12,672
Operating lease liabilities, net of current portion	28,891	33,538
Contingent earnout liability	—	20
GeneFab Option - related party	—	6,331
Early exercise liability, net of current portion	—	10
Other liabilities, net of current portion	5,049	—
Total liabilities	47,086	52,571
Commitments and contingencies (Note 15)
Series A redeemable convertible preferred stock, $0.0001 par value; 21,200 and no shares authorized at December 31, 2024 and December 31, 2023, respectively; 21,157 and no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $147.6 million and none at December 31, 2024 and December 31, 2023, respectively	25,106	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 4,829,035 and 4,569,900 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	322,782	311,256
Accumulated deficit	(297,134)	(244,344)
Total stockholders’ equity	25,649	66,913
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$97,841	$119,484

All periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024. Refer to Note 2. Summary of Significant Accounting Policies, for further information.
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenue
Contract revenue	$—	$1,978
Grant income	—	583
Total revenue	—	2,561

Operating expenses
Research and development (included related party costs of $14,266 and $3,113, respectively)	34,356	32,150
General and administrative	26,370	37,176
Impairment of long-lived assets	313	25,962
Total operating expenses	61,039	95,288
Loss from operations	(61,039)	(92,727)

Other income (expense)
Interest income, net	948	2,864
Change in fair value of contingent earnout liability	20	207
Change in fair value of Preferred Stock Tranche Liability - related party	13,404	—
Change in fair value of GeneFab Note Receivable - related party	(17,240)	626
Change in fair value of GeneFab Economic Share - related party	(1,816)	16
Change in fair value of GeneFab Option - related party	6,331	3,318
GeneFab sublease income - related party	6,449	2,323
Other income (expense)	153	(33)
Total other income (expense), net	8,249	9,321
Net loss from continuing operations	(52,790)	(83,406)
Net income from discontinued operations	—	12,348
Net loss	(52,790)	(71,058)

Other comprehensive loss
Unrealized loss on investments	—	(1)
Comprehensive loss	$(52,790)	$(71,059)

Net loss per share, basic and diluted
Net loss per share from continuing operations, basic and diluted	$(12.03)	$(18.80)
Net income per share from discontinued operations, basic and diluted	$—	$2.79
Net loss per share, basic and diluted	$(12.03)	$(16.01)
Weighted-average shares outstanding, basic and diluted	4,595,946	4,437,106
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	4,406,137	$—	$300,548	$(173,286)	$1	$127,263
Common Stock Purchase Agreement settled in common stock, net of fees	—	—	100,000	1	527	—	—	528
Vesting of early exercise of common stock options	—	—	5,064	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	58,699	—	375	—	—	375
Stock-based compensation expense	—	—	—	—	9,670	—	—	9,670
Unrealized gain (loss) on investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(71,058)	—	(71,058)
Balance as of December 31, 2023	—	$—	4,569,900	$1	$311,256	$(244,344)	$—	$66,913
Funds received from Chardan ChEF Instrument	—	—	244,313	—	1,806	—	—	1,806
Issuance of common stock for RSU Release	—	—	9,666	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock (net of issuance costs)	21,157	22,584	—	—	—	—	—	—
Series A redeemable convertible preferred stock accretion	—	2,522	—	—	(2,522)	—	—	(2,522)
Shares issued upon exercise of options	—	—	92	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,755	—	—	1,755
Vesting of early exercise of common stock options	—	—	5,064	—	135	—	—	135
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock (net of issuance costs)	—	—	—	—	10,352	—	—	10,352
Net loss	—	—	—	—	—	(52,790)	—	(52,790)
Balance as of December 31, 2024	21,157	$25,106	4,829,035	$1	$322,782	$(297,134)	$—	$25,649
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(52,790)	$(71,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,838	3,561
Amortization of operating lease right-of-use assets	2,013	1,868
Accretion of discount on short-term investments	—	(1,069)
Gain on disposal of business	—	(21,862)
Change in fair value of contingent earnout liability	(20)	(207)
Change in fair value of GeneFab Note Receivable - related party	17,240	(626)
Change in fair value of GeneFab Economic Share - related party	1,816	(16)
Change in fair value of GeneFab Option - related party	(6,331)	(3,318)
Change in fair value of Preferred Stock Tranche liability - related party	(13,404)	—
Impairment of long-lived assets	313	25,962
Stock-based compensation expense	1,755	9,670
Other non-cash charges	130	35
Changes in assets and liabilities:
Accounts receivable	(62)	507
GeneFab receivable - related party	(665)	(1,436)
GeneFab prepaid expenses - related party	8,148	4,113
Prepaid expenses and other assets	707	681
Accounts payable	797	(290)
Accrued expenses and other current liabilities	(671)	716
GeneFab sublease deferred income - related party	(329)	689
Deferred revenue	—	(799)
Operating lease liabilities	(4,031)	484
Other liabilities, net of current portion	149	—
Net cash used in operating activities	$(41,397)	$(52,395)
Cash flows from investing activities
Purchases of short-term investments	$—	$(17,990)
Maturity of short-term investments	—	60,000
Purchases of property and equipment	(26)	(12,038)
Proceeds from sale of property and equipment	60	105
Net cash from investing activities	$34	$30,077
Cash flows from financing activities
Proceeds from private placement, net of fees paid to investor	$47,253	$—
Payment of issuance costs	(229)	—
Proceeds from CIRM award	4,900	—

	Years Ended December 31,
	2024	2023
Proceeds from issuance of common stock under Common Stock Purchase Agreement	1,806	512
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	375
Principal finance lease payments	—	(108)
Net cash from financing activities	$53,730	$779
Net (decrease) increase in cash and cash equivalents	12,367	(21,539)
Cash, cash equivalents, and restricted cash, beginning of period	39,448	60,987
Cash, cash equivalents, and restricted cash, end of period	$51,815	$39,448

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$48,277	$35,926
Restricted cash	3,538	3,522
Total cash, cash equivalents and restricted cash	$51,815	$39,448

Supplemental disclosures of noncash financing and investing items
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$15
Unpaid Issuance Costs	1,903	—
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Senti Biosciences, Inc. and its subsidiaries (the “Company” or “Senti”), is a clinical stage biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies for patients living with incurable diseases. Senti’s mission is to create a new generation of smarter therapies that can outsmart complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with gene circuits. These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. To date, the Company raised aggregate gross proceeds of $354.3 million from the Merger and a private placement completed concurrently with the Merger, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes and, to a lesser extent, through collaboration agreements and governmental grants and loans.
On August 3, 2024, the Company executed an agreement with California Institute of Regenerative Medicine (the “CIRM Grant Agreement”) for a total grant award of $8.0 million. Under the CIRM Grant Agreement, the Company must achieve certain operational milestones to receive the grant tranches. Refer to Note 8. CIRM Grant, for further details of the CIRM Grant Agreement.
At December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $297.1 million and $244.3 million, respectively. The Company’s net losses were $52.8 million and $71.1 million for the years ended December 31, 2024 and 2023, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
The Company has concluded that substantial doubt exists that the Company’s cash and cash equivalents of $48.3 million as of December 31, 2024, are sufficient for the Company to continue as a going concern for at least

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

one year from the issuance date of these consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that the Company’s efforts will be successful. Moreover, no assurance can be given that management’s actions will result in profitable operations or the meeting of ongoing liquidity needs.
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
On January 23, 2024, the Company received written notice from the Listing Qualifications Department granting the Company its request to transfer the listing of its common stock from the Nasdaq Global Market tier to the Nasdaq Capital Market tier. The transfer of the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market took effect with the open of business on January 25, 2024. On February 6, 2024, the Listing Qualifications Department granted the Company’s request for a second 180- calendar day period, or until August 5, 2024, to regain compliance with the $1.00 bid price requirement.
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
NASDAQ Audit Committee Requirement Notice
On October 21, 2024, we notified the Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with the Audit Committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) due to having only two members on our Audit Committee which was the result of Susan Berland’s resignation from the Board effective June 11, 2024. On October 22, 2024, the Company received a notice (the “Notice”) from Nasdaq indicating that the Company was no longer compliant with the Audit Committee requirements as set forth in Nasdaq Listing Rule 5605, the Company had until December 9, 2024 to regain compliance as provided in Nasdaq Listing Rule 5605(c)(4) which defined the cure period.
On December 9, 2024, Frances Schulz was appointed to the Board of Directors and the Company’s Audit Committee. On December 19, 2024, the Company received notice from Nasdaq that the Company had regained compliance with Rule 5605 and the matter was closed.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment within continuing operations. All long-lived assets of the Company are maintained in the United States.
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
Reverse Stock Split
On July 17, 2024, the Company effected a 1 for 10 reverse stock split of its common stock (the “Reverse Stock Split”). The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the shares available for grants under the Company’s incentive plans were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares were issued as a result of the reverse stock split, as fractional shares of common stock were rounded down to the nearest whole share. Refer to Note 7. Stockholders’ Equity, for additional information related to the reverse stock split.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, the valuation of the GeneFab Note Receivable, redeemable convertible preferred stock, preferred stock tranche liability, the discount rate used to discount future cash flows for the impairment of long-lived assets, and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents, and restricted cash are maintained in checking and money market accounts at multiple

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

financial institutions, which at times, may exceed federally insured limits. As of December 31, 2024 and 2023, the Company has not experienced any credit losses in such accounts or investments.
As of December 31, 2024, the Company has prepaid future manufacturing and research services of $6.6 million under an agreement with GeneFab for certain development and manufacturing services agreement which are recorded in GeneFab prepaid expenses - related party in the consolidated balance sheet and $1.6 million receivable related to services provided under the transition services agreement as well as sublease rent payments which are recorded in GeneFab receivable - related party in the balance sheets. The prepaid expense and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows for the Company:

	December 31,
	2024	2023

Cash and cash equivalents	$48,277	$35,926
Restricted cash	3,538	3,522
Total	$51,815	$39,448
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Fair Value Option
The Company elected to account for the deferred consideration (GeneFab Note Receivable) and contingent consideration receivable (GeneFab Economic Share) from the GeneFab transaction under the fair value option in ASC 825, Financial Instruments (“ASC 825”). Accordingly, these instruments were recognized at their fair value at the closing of the transaction and are subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using GeneFab’s cost of borrowing. The fair value of the GeneFab Option was determined using an option pricing method. In December 2024, the GeneFab Note Receivable was waived by the parties in an amendment to the Framework Agreement in connection with Celadon’s investment in the PIPE. Refer to Note 3. GeneFab Transaction, for further details of the GeneFab transaction.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
The Company entered into subleases for its Alameda manufacturing facility as well as for portions of the Company’s headquarters, which are being accounted for under lessor accounting. The nature of these subleases did not relieve the Company of its obligations under the original leases. Each of these respective leases were classified as operating leases and, as such, the Company continues to account for the original leases as it did prior to entering into the sublease agreements. If the total remaining lease cost on the original lease for the term of the sublease is greater than the anticipated sublease income, the long-lived asset is assessed for impairment. Income from the subleases are recorded in other income (expense) within the consolidated statement of operations and comprehensive loss.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

option pricing model incorporating assumptions such as the fair value of our common stock, the risk-free rate, volatility, expected term and dividend yield.
Additional Closing Option
The option granted to a certain investor to purchase additional convertible preferred stock at a later date as part of the private placement transaction in December 2024 (“Preferred Stock Tranche Liability”) was determined to be a freestanding financial instrument that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and does not meet the criteria for equity classification. The liability was recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the derivative liability was determined using a Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the risk-free interest rate and the fair value of the redeemable convertible preferred stock on the initial valuation date and subsequent remeasurement at period end. Upon exercise of the option on December 31, 2024, the Company remeasured the liability and reclassified the final value associated with the preferred stock tranche liability to the carrying value of the Series A redeemable convertible preferred stock.
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2024 and 2023.
Contingent Earnout Equity
In connection with the Reverse Recapitalization and pursuant to the Merger dated as of June 8, 2022 by and among the Merger Sub and Legacy Senti, former holder of the Legacy Senti common stock and Legacy Senti preferred stock are entitled to receive as additional consideration of up to 200,000 shares of the Company’s common stock (the “Contingent Earnout Shares”), comprised of two separate tranches of 100,000 shares per tranche, for no consideration upon the achievement of certain share price milestones within a period of two years from the closing date of the Merger for the first tranche term and the second tranche term is three years from the closing date of the Merger. The Contingent Earnout Shares are a form of dividend for holders of Legacy Senti common stock and Legacy Senti preferred stock. If there is a change of control within the three-year period following the closing of the Merger that results in a per share price equal to or in excess of certain share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. In accordance with ASC 815 as certain terms of the contingent earnout shares were not indexed to the common stock, equity treatment is precluded and liability classification is required at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as Change in fair value of contingent earnout liability in the consolidated statements of operations and comprehensive loss. A portion of the earnout shares were granted to holders of Legacy Senti common stock that are subject to repurchase, and as of the date of the Merger were accounted for as stock-based compensation expense and expensed as there was no remaining service period.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the guidance in the fiscal year ended December 31, 2024. There was no impact on the Company’s reportable segments identified. Required disclosures have been included in Note 10. Segment Reporting.
Recent Accounting Standards
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
The Company believes that the impact of recently issued accounting standard that is not yet effective are not expected to have a material impact on its financial position or results of operations upon adoption.
3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement (“the GeneFab Framework Agreement”) with GeneFab and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under a lease for the Alameda facility. The transaction provided the Company with additional

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

capital in the form of a note receivable and rights to future manufacturing and research activities performed by GeneFab at market rates and reduced longer-term operating expenses.
Concurrently with the transaction, the Company and GeneFab entered into a development and manufacturing services agreement (“DMSA”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. As part of this transaction, the Company entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on the closing of the transaction.
The total consideration in connection with the transaction was $37.8 million, of which $18.9 million was due at closing and was netted against prepayment due to GeneFab for future manufacturing and research activities. The remaining $18.9 million was to be paid to the Company in installments in 2024 and 2025 (the “GeneFab Note Receivable”), subject to satisfaction of certain conditions. The Company elected to account for the GeneFab Note Receivable under the fair value option and recorded the GeneFab Note Receivable at its fair value of $16.6 million at the closing date of the transaction. The GeneFab Note Receivable was remeasured each reporting period with changes from remeasurement included in other income (expense) in the consolidated statements of operations and comprehensive loss.
The Company was entitled to $18.9 million in future manufacturing and research activities to be rendered by GeneFab under the services agreement, which are recorded in GeneFab prepaid expenses on the consolidated balance sheets. As of December 31, 2024, $0.6 million of this initial prepaid amount is remaining for future manufacturing and research activities.
As part of the transaction, the Company subleased the facility in Alameda, California to GeneFab which will support the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. As a result of this sublease event, the Company recognized an impairment of long-lived assets of $25.7 million for the year ended December 31, 2023 due to the impairment of the Company’s leasehold improvements. Refer to Note 6. Operating Leases for additional information on the sublease.
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
GeneFab was granted an option to purchase up to 1,963,344 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the Company’s outstanding shares of common stock as of the closing date of the transaction. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815. As such, the GeneFab Option was recorded as a liability at its fair value of $9.6 million at the closing date of the transaction and subsequently remeasured with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurements.
As additional consideration for the transaction, the Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive 10% of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option and recorded

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

the GeneFab Economic Share at its fair value of $1.8 million at the date of the transaction. The GeneFab Economic Share is remeasured each reporting period with changes from remeasurement included in other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 4. Fair Value Measurements.
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
On December 10, 2024, in connection with the private placement described in further detail in Note 7. Stockholders’ Equity, the Company entered into an amendment of the GeneFab Framework Agreement with GeneFab and Valere Bio, Inc. As part of the agreement, the GeneFab Note Receivable was waived by the parties. Additionally, the Company entered into an amended and restated DMSA with GeneFab. As part of this agreement, the Company agreed to make an additional advance payment of $10.0 million. As of December 31, 2024, the Company had made $6.0 million of the $10.0 million payment, with the remaining amount paid in January 2025. This amount is recorded in GeneFab prepaid expenses - related party.
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
Discontinued Operations
In accordance with ASC 205, Presentation of Financial Statements (“ASC 205”), the Company determined that the sale of the non-oncology business, including the equipment and transfer of in-house manufacturing activities in the Alameda facility, to GeneFab represented a strategic shift that will have a major effect on the Company’s operations and financial results, thus meeting the criteria to be reported as discontinued operations. Discontinued operations include the cost and depreciation of equipment and related deposits or liabilities, manufacturing personnel-related costs including costs arising as a result of the disposal such as equity award modifications and severance, and the gain from the disposal of the business. Refer to Note 7. Stockholders’ Equity, for further details of the award modifications.
There were no material operating expenses related to the discontinued operations since August 2023, when the transaction with GeneFab closed.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the major classes of assets and liabilities of the discontinued operations (in thousands):

	December 31,
	2024	2023
Accrued expenses and other current liabilities	—	243
Total current liabilities of discontinued operations	$—	$243
The following table summarizes the operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$—	$10,003
General and administrative	—	(496)
Total operating expenses	—	9,507
Loss from discontinued operations	—	(9,507)
Other income (expense)	—	(6)
Gain on disposal of business	—	21,861
Net income (loss) from discontinued operations	$—	$12,348
General and administrative expenses were negative for the year ended December 31, 2023 due to the reversal of compensation expense for unvested awards that were cancelled due to the termination of employees subsequently hired by GeneFab. See Note 7. Stockholders’ Equity.
The following table summarizes the cash flow information of the discontinued operations (in thousands):

	Years Ended December 31,
	2024	2023
Operating activities (noncash adjustments to net income):
Depreciation	$—	$185
Stock-based compensation expense	—	(2,022)
Gain on disposal of business	—	21,861
Investing activities: (1)
Purchases of property and equipment	—	(4,079)
________________
(1) The total consideration received of $37.8 million is a non-cash investing activity.

4. Fair Value Measurements
Cash, Cash Equivalents, and Restricted Cash
The following tables summarize the estimated value of cash, cash equivalents, and restricted cash by category (in thousands):

	December 31, 2024
	Amortized Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$12,408	$12,408	$12,408	$—
Level 1
Money market funds	$39,407	$39,407	$35,869	$3,538
Subtotal	39,407	39,407	35,869	3,538
Total	$51,815	$51,815	$48,277	$3,538

	December 31, 2023
	Amortized Cost	Estimated Fair Value	Cash and cash equivalents	Restricted cash
Cash	$4,205	$4,205	$4,205	$—
Level 1
Money market funds	$35,243	$35,243	$31,721	$3,522
Subtotal	35,243	35,243	31,721	3,522
Total	$39,448	$39,448	$35,926	$3,522
No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Contingent Earnout Liability
Fair value as of December 31, 2023	$(20)
Change in fair value included in other income (expense)	20
Fair value as of December 31, 2024	$—
The fair value of the Contingent Earnout Liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Contingent Earnout Liability, the Company used a Monte Carlo simulation value model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. Refer to Note 7. Stockholders’ Equity, for further details of the Contingent Earnout. Additionally, the Company determined that the fair value of the Contingent Earnout Liability was zero as of December 31, 2024, due to the low probability of the remaining tranche terms being met.
GeneFab Note Receivable
The following table presents a summary of the changes in the fair value of the GeneFab Note Receivable (in thousands):

Note Receivable
Fair value as of December 31, 2023	$17,240
Change in fair value included in other income (expense)	(17,240)
Fair value as of December 31, 2024	$—
The fair value of the GeneFab Note Receivable as of December 31, 2023 is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
The fair value of the GeneFab Note Receivable as of December 31, 2023 was determined by discounting future payments under multiple probability-weighted scenarios using the Company’s cost of borrowing, which was estimated at 12.53% based on published CCC-rated corporate bond yields. In connection with the private placement discussed in Note 7. Stockholders’ Equity, the Company waived the Note Receivable due from GeneFab. Thus, the value of the GeneFab Note Receivable as of December 31, 2024 was zero.
GeneFab Option
The following table presents a summary of the changes in the fair value of the GeneFab Option (in thousands):

GeneFab Option
Fair value as of December 31, 2023	$(6,331)
Change in fair value included in other income (expense)	6,331
Fair value as of December 31, 2024	$—
The fair value of the GeneFab Option is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model. Additionally, the Company determined that the fair value of the GeneFab Option was zero as of December 31, 2024, due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed.
The significant assumptions utilized in the valuation as of December 31, 2023 are described below:

December 31,
2023
Current stock price	$6.60
Expected volatility	98.1%
Risk-free interest rate	4.12%
Expected term (years)	2.5

GeneFab Economic Share
The following table presents a summary of the changes in the fair value of the GeneFab Economic Share (in thousands):

GeneFab Economic Share
Fair value as of December 31, 2023	$1,816
Change in fair value included in other income (expense)	(1,816)
Fair value as of December 31, 2024	$—
The fair value of the GeneFab Economic Share is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
The Company elected to account for the GeneFab Economic Share under the fair value option in ASC 825, with changes in fair value reported as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. As of December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share.
The significant assumptions utilized in the valuation as of December 31, 2023 are described below:

December 31,
2023
GeneFab equity value (in thousands)	$35,448
Volatility	65.8%
Risk free rate	3.93%
Expected term	4

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Additional Closing Option
The following table presents a summary of the changes in the fair value of the additional closing option (“Preferred Stock Tranche Liability”) (in thousands):

Preferred Stock Tranche Liability
Initial recognition as of December 9, 2024	$19,003
Change in fair value included in other income (expense)	(13,404)
Fair value as of December 31, 2024 (prior to option exercise)	5,599
Exercise of underlying option on December 31, 2024	(5,599)
Fair value as of December 31, 2024	$—
The fair value of the Preferred Stock Tranche Liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company initially estimated the fair value of the preferred stock tranche liability using the Black-Scholes option pricing model with an expected term of 0.06 years, the fair value of the Series A redeemable convertible preferred stock of $5.74, expected volatility of 100.0%, a probability of exercise of the tranche at virtually 100% and risk-free interest rate of 4.42% as of December 9, 2024. On December 31, 2024, the option was exercised to acquire the additional shares per the private placement (refer to Note 7. Stockholders’ Equity for additional information); accordingly, the Company used the fair value of the Series A redeemable convertible preferred stock of $3.09 to remeasure the preferred stock tranche liability immediately prior to the exercise of the option.
5. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses (including prepaid rent)	$1,321	$2,546
Deposits	335	42
Other	584	195
Total prepaid expenses and other current assets	$2,240	$2,783
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$7,550	$8,186
Leasehold improvements	22,660	22,648
Computer equipment and software	299	360
Furniture and fixtures	331	326
Property and equipment at cost	30,840	31,520
Less: accumulated depreciation	(9,551)	(6,182)
Property and equipment, net	$21,289	$25,338
Buildout of the current good manufacturing practice (cGMP) facility in Alameda was completed in June 2023 and the assets were placed in service.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Depreciation totaled $3.8 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued professional and service fees other	$3,410	$3,555
Accrued employee-related expenses	2,542	2,363
Other accrued expenses	319	9
Total accrued expenses and other current liabilities	$6,271	$5,927
6. Operating Leases
Lessee Accounting
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The HQ lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. The Alameda lease provided for a tenant improvement allowance of up to $17.5 million for the costs relating to the design, permitting and construction of the improvements, and were fully disbursed by the landlord as of December 31, 2023. The Company was deemed to be the accounting owner of the tenant improvements primarily because the Company is the principal in the construction and design of the assets, is responsible for costs overruns and retains substantially all economic benefits from the leasehold improvements over their economic lives. Accordingly, the tenant improvement allowance was considered an incentive and was deducted from the initial measurement of the ROU asset and lease liability. The Company estimated the timing of tenant improvement

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

reimbursements at the lease commencement date and upon receipt of the cash incentives, the Company recognized the cash received as an increase in the lease liability.
A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$5,236	$5,277
Short-term lease cost	34	73
Variable lease cost	1,040	1,138
Total lease cost	$6,310	$6,488
Variable lease costs comprise primarily of common area maintenance charges for the operating leases, which is dependent upon usage. These costs are classified as operating lease expenses due to the election to not separate lease and non-lease components. These costs were not included within the measurement of the Company’s operating lease ROU assets and operating lease liabilities.

	Years Ended December 31,
	2024	2023
Other information:
Operating cash flows net outflows from operating lease	$(7,252)	$(2,922)
ROU assets obtained in exchange for operating lease obligations (including remeasurement of ROU and lease liabilities due to changes in the timing of receipt of lease incentives)	$—	$(5)
Weighted-average remaining lease term	6.7 years	7.5 years
Weighted-average discount rate	9.2%	9.2%
During the year ended December 31, 2023, the Company received the remaining $3.4 million, of the $17.5 million tenant improvement allowance.
Maturities of the Company’s lease liabilities as of December 31, 2024, were as follows (in thousands):

2025	7,478
2026	7,712
2027	5,769
2028	4,855
2029	5,000
Thereafter	14,529
Total undiscounted lease payments	45,343
Less imputed interest	(11,805)
Total lease liabilities	$33,538
Letters of Credit
As of December 31, 2024, the Company held a letter of credit held with JPMorgan Chase Bank in the amount of approximately $2.9 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to our HQ facility lease which are recorded as restricted cash in the consolidated balance sheets as of December 31, 2024 and December 31, 2023.
Lessor Accounting
GeneFab Sublease - Related Party

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Refer to Note 16. Related Parties for GeneFab related party considerations.
BKPBIOTECH and JLSA2 Therapeutics Sublease
On September 23, 2024, the Company entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., to sublease a portion of the Company’s corporate headquarter premises in South San Francisco. The sublease commenced on October 7, 2024, and will expire on April 30, 2027. Total sublease income to be earned from this operating lease, in aggregate, will be approximately $1.1 million over the term of the sublease agreement. The sublease contains customary events of default, representations, warranties and covenants.
Pursuant to ASC Topic 842, Leases, the Company concluded that the sublease is a separate lease and it qualifies as an operating lease.
As a result of sublease, the Company identified an impairment indicator related to the HQ Lease. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes right-of use assets and leasehold improvements allocable to the sublease. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of sublease, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. The impairment charge of $0.3 million was recorded as impairment of long-lived assets in the statement of operations and comprehensive loss for the year ended December 31, 2024.
Maturities of the Company’s sublease payments for the subleases of both Alameda facility and corporate headquarter premises as of December 31, 2024, were as follows (in thousands):

2025	$5,357
2026	5,492
2027	5,060
2028	4,891
2029	5,037
Thereafter	13,258
Total undiscounted sublease payments	$39,095
A summary of total sublease income for the period relating to the Company’s operating leases is as follows (in thousands):

	December 31,
	2024	2023
Sublease income - base rent	$5,170	$2,005
Sublease income - variable and other	$1,438	$318
Total Sublease Income	$6,608	$2,323

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

7. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through December 31, 2024, no cash dividends have been declared or paid.
As of December 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 500,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. As of December 31, 2024 and December 31, 2023, no dividends have been declared.
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
At December 31, 2024 and December 31, 2023, the Company has reserved shares of its common stock for future issuance as follows:

	December 31,
	2024	2023
Series A redeemable convertible preferred stock	21,157,000	—
Common Stock Purchase Agreement	484,944	732,704
Common stock options issued and outstanding	1,333,030	1,158,294
Restricted stock units outstanding	56,423	22,528
Performance stock units outstanding	106,806	—
Common stock shares available for future issuance under equity plans	270,907	367,228
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the "ESPP")	79,387	33,632
Contingent earnout common stock	100,000	200,000
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	—
Unvested early exercised common stock	422	5,486
Total	57,287,763	4,483,216
Common Stock Purchase Agreement
On August 31, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement, which was amended and restated on July 16, 2024 (collectively referred to as the “A&R

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the Purchase Agreement, the Company had the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company was prohibited from issuing to Chardan under the Purchase Agreement more than 872,704 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. However, the total shares to be purchased on any day may not exceed 20% of the trading volume, and the total purchase price on any day may not exceed $3.0 million. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company issued 10,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee, upon execution of the Purchase Agreement.
On July 16, 2024, the Company amended and restated the Purchase Agreement (“A&R Purchase Agreement”) with Chardan to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday VWAP Purchases (as defined in the A&R Purchase Agreement). We sent a termination notice pursuant to the A&R Purchase Agreement on March 17, 2025.
The Company has issued 384,313 shares of common stock to Chardan under the agreement, with aggregate net proceeds of $3.0 million. The shares issued during the years ended December 31, 2024 and December 31, 2023 were 244,313 and 100,000, respectively.
Contingent Earnout Equity
Following the closing of the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 200,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 100,000 shares of common stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of common stock quoted on the Nasdaq (or the exchange on which the shares of common stock are then listed) is greater or equal to $15.00 and $20.00, respectively over any twenty trading days within any thirty-day trading period. The first tranche term is two years from the closing of the Merger (the “First Tranche Term”) and the second tranche term is three years from the closing of the Merger (the “Second Tranche Term”) and together with the First Tranche Term, the “Tranche Terms”). If there is a change of control within the applicable Tranche Term-following the closing of the Merger that results in a per share price equal to or in excess of the $15.00 and $20.00 share price milestones not previously met, then the Company shall issue the earnout shares to the holders of Legacy Senti common stock and preferred stock. The $15.00 share price milestone for the first tranche was not satisfied during the First Tranche Term and any such rights to receive the first tranche of additional shares of the Company’s common stock have been cancelled and extinguished.
Contingent earnout was accounted at fair value and classified as a liability in the Company’s consolidated financial statements. The Company recognized a $0.2 million gain for the change in fair value of contingent earnout liability for the year ended December 31, 2023. The Company determined that the fair value of the Contingent Earnout Liability was zero as of December 31, 2024, due to the low probability of the remaining tranche terms being met, as such the Company recognized a nominal gain for the change in fair value of the Contingent Earnout Liability for the year ended December 31, 2024.
Redeemable Convertible Preferred Stock
As of December 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock at a par value of $0.0001 per share.
In connection with the close of the Merger, the Company’s Amended and Restated Certificate of Incorporation provides the Company’s Board of Directors with the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions.
As of December 31, 2024 and December 31, 2023, the Company had convertible preferred stock as follows (in thousands except shares):

	December 31, 2024
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	21,200	21,157	$25,106	$147,647
Total	21,200	21,157	$25,106	$147,647
Private Placement
On December 2, 2024, the Company entered into a securities purchase agreement with certain investors in which the Company agreed to sell, in a private placement (the “Offering”), (i) up to 21,157 shares of Series A redeemable convertible preferred stock, par value $0.0001 per share, for an aggregate offering price of $47.6 million and (ii) accompanying warrants to purchase up to 31,735,500 shares of common stock, par value $0.0001 per share. Each share of Series A redeemable convertible preferred stock will be issued at $2,250.00 per share and, subject to Stockholder Approval (defined below), is convertible into 1,000 shares of common stock. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time on or after the Stockholder Approval and on or prior to the five year anniversary of the original issuance date. A holder of a Warrant may not exercise the Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of a Warrant may increase or decrease this percentage not in excess of 45.00% by providing at least 61 days’ prior notice to the Company. The Company intends to use the net proceeds from the Offering for working capital purposes, general corporate purposes, other research and development activities and to advance its SENTI-202 program.
Subject to the terms and limitations contained in the Certificate of Designation, the Series A redeemable convertible preferred stock issued in the Offering will not become convertible until the Company’s stockholders approve (i) the issuance of all common stock issuable upon conversion of the Series A redeemable convertible preferred stock and (ii) the issuance of the Warrant Shares upon exercise of the Warrants (collectively, the “Stockholder Approval”). On the first trading day following the announcement of the Stockholder Approval, the Company may, at its option, cause each share of Series A redeemable convertible preferred stock to convert into such number of shares of common stock, at the conversion price of $2.25 per share (the “Conversion Price”), subject to the terms and limitations contained in the Certificate of Designation. Additionally, subject to the terms and limitations in the Certificate of Designation, if the Company has not elected to convert the Series A redeemable convertible preferred stock, then at the option of each individual holder of Series A redeemable convertible preferred stock, each share of the Series A redeemable convertible preferred stock held by such holder, not otherwise converted, shall be convertible into the applicable number of shares of common stock at the Conversion Price.
On December 9, 2024, the Company closed the initial tranche of the Offering, in which the Company issued 16,713 shares of Series A redeemable convertible preferred stock and Warrants to purchase 25,069,500 shares of common stock for $35.2 million, net of issuance costs of $2.4 million. Additionally, pursuant to the terms of the securities purchase agreement, a certain investor had the option to purchase up to an additional 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock at a subsequent closing (“Additional Closing Option”). This Additional Closing Option was determined to be a liability under ASC 480 and was recorded as the Preferred Stock Tranche Liability at fair value of $19.0 million upon issuance. Refer to Note 4. Fair Value Measurements.
On December 31, 2024, the Company closed the second tranche of the Offering, in which the Company issued 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

common stock for $9.9 million, net of issuance costs of $0.1 million. As a result of the exercise of the Additional Closing Option, the Preferred Stock Tranche Liability was remeasured to its fair value of $5.6 million immediately prior to the closing of the second tranche and the carrying value of the Preferred Stock Tranche Liability was reclassified to Series A redeemable convertible preferred stock subsequent to the closing.
On March 10, 2025, we converted the outstanding shares of Series A redeemable convertible preferred stock into 21,157,000 shares of common stock, at the conversion price of $2.25 per share (the “Conversion Price”), subject to the terms and limitations contained in the Certificate of Designation.
Dividend Rights
Dividends shall accrue at the rate per annum of 18% (“Accruing Dividends”), compounded annually from June 30, 2025 on any unpaid dividends. Accruing Dividends shall accrue on a quarterly basis whether or not declared, and such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. Accruing Dividends shall be payable at the option of the Company in cash, additional shares of Series A redeemable convertible preferred stock, or any combination thereof, and shall be paid on June 30 and December 31 of each calendar year with respect to any shares of Series A redeemable convertible preferred stock then outstanding. The first dividend payment date shall be June 30, 2025, but shall not be payable on any shares of Series A redeemable convertible preferred stock that prior to such date have been converted into common stock. In the event all the shares of Series A redeemable convertible preferred stock have been converted into common stock on or before June 30, 2025, no Accruing Dividends shall be payable pursuant to this Certificate of Designation. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock unless the holders of the Series A redeemable convertible preferred stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A redeemable convertible preferred stock in an amount at least equal to the sum of the amount of the aggregate Accruing Dividends then accrued on such share of Series A redeemable convertible preferred stock and not previously paid.
Voting Rights
The holders of the Series A redeemable convertible preferred stock have no voting rights, however, so long as at least 6,347 shares of the Series A redeemable convertible preferred stock remain outstanding, the Company shall not, either directly or indirectly by amendment, merger, consolidation, domestication, transfer, continuance, recapitalization, reclassification, waiver, statutory conversion, or otherwise, effect certain acts or transactions, as provided in the Certificate of Designation, without the written consent or affirmative vote of at least a majority of the then outstanding shares of Series A redeemable convertible preferred stock, voting together as a single class.
Conversion Rights
Each share of Series A redeemable convertible preferred stock shall be convertible into a number of shares of common stock equal to original per share price, plus all declared and unpaid dividends, divided by the Conversion Price, rounded down to the nearest whole share of common stock (“Conversion Ratio”). Notwithstanding the foregoing, no share of Series A redeemable convertible preferred stock shall be convertible at any time until on or after the first trading day following the public announcement of Stockholder Approval. After this approval, the Company may, at its option, cause each share of Series A redeemable convertible preferred stock to convert into such number of shares of common stock equal to the product of the Conversion Ratio and the number of shares of Series A redeemable convertible preferred stock to be converted. Additionally, at the option of the Holder of the Series A redeemable convertible preferred stock, each share of Series A redeemable convertible preferred stock shall be convertible into such number of shares of Common Stock equal to the product of the Conversion Ratio and the number of shares of Series A redeemable convertible preferred stock to be converted.
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or deemed liquidation event (any such event, a “Liquidation”) the holders of shares of Series A redeemable convertible preferred stock then outstanding shall be entitled to be paid out of the assets of the

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Company available for distribution to its stockholders, before any payment shall be made to the holders of common stock of the Company, an amount in cash equal to the three times the original per share price.
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
Under the terms of the CIRM Grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net commercial revenue of CIRM-funded product candidates or CIRM-funded technology for every $1.0 million of CIRM funding received. This payment continues for either 10 years from the first commercial sale of the drug product or until the total royalties paid equal nine times the original CIRM Grant. As an alternative to revenue sharing, the Company has the option to convert the CIRM Grant to a loan. In the event the Company exercises its right to convert the CIRM Grant to a loan, the Company would be obligated to repay the loan within 10 business days of making such election. Repayment amounts vary dependent upon the phase of clinical development of SENTI-202 at the time of the Company’s election, ranging from 80% to 100% plus interest at 10% plus the 90-day Secured Overnight Financing Rate (“SOFR”). As of December 31, 2024, the Company has received an aggregate of $4.9 million which was recorded as other liabilities, net of current portion in the consolidated balance sheets.
9. Revenue
The Company’s revenue earned in the year ended December 31, 2023 consists of amounts received related to research services provided. The Company earned no revenue in the year ended December 31, 2024.
Contract Revenue
In April 2021, the Company entered into a research collaboration and license agreement with Spark Therapeutics, Inc. (“Spark”). Under the agreement, the Company was responsible for a research program, which includes designing, building and testing five cell type specific-synthetic promoters for use in developing certain gene therapies using the Company’s proprietary technology. The Company received an upfront payment from Spark of $3.0 million and Spark was obligated to reimburse the Company for costs and expenses incurred for the research program. The Company expected to complete the research program over a two-year period.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
In December 2022 and May 2023, the Company amended the research collaboration and license agreement with Spark to allow for an increase in budget and an extension of the research program. As there were no changes to performance obligations and the services to be provided are not distinct from those already transferred, the transactions were accounted for as a contract modifications
In July 2023, the Company completed the research program under the research collaboration and license agreement with Spark and the remaining upfront payment was recognized.
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
For the year ended December 31, 2023, the Company recorded revenue, which was previously included in the deferred revenue at the beginning of each period, of $0.8 million. No revenue was recorded for the year ended December 31, 2024.
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
In August 2023, the Company completed the research and development project which was the subject of the SBIR grant. For the year ended December 31, 2023, the Company recorded $0.6 million grant income.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Entity-wide information
For the year ended December 31, 2023, Customers A and B accounted for 77% and 23%, of revenue respectively. All revenues were generated in the United States. No revenue was recorded for the year ended December 31, 2024.

10. Segment Reporting
The Company views operations and manages the business as one operating and reportable segment, which is the research and development of the Company’s gene circuit platform. The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, manages and allocates resources on a consolidated basis. This decision making process reflects the way in which financial information is regularly reviewed and used by the CODM to review budgets and trial related data, decides how to allocate resources and evaluate performance.
The CODM assesses financial performance based on consolidated net loss. The CODM utilizes consolidated net loss by comparing actual results against budgeted amount on a quarterly basis. As part of this process, consolidated net loss is used as a measure of profit or loss in allocating resources and assessing segment performance. The CODM reviews cash and cash equivalents as a measure of segment assets. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents were $48.3 million and $35.9 million, respectively.
A summary of the segment loss, including significant expenses, is as noted in the table below (in thousands).

	December 31,
	2024	2023
Revenue
Contract revenue	$—	$1,978
Grant income	—	583
Total revenue	$—	$2,561

Operating expenses
Research and development:
External services and supplies	$20,795	$13,247
Personnel related expenses	7,694	10,508
Facilities and other	4,889	7,303
General and administrative:
Personnel related expenses	8,379	23,117
External services and supplies	7,624	6,930
Facilities and other	7,507	4,821
Depreciation and amortization	3,838	3,400
Impairment of long-lived assets	313	25,962
Total operating expenses	61,039	95,288
Loss from operations	(61,039)	(92,727)
Interest income	948	2,864
Sublease income	6,449	2,323
Other income, net	852	4,134
Segment net loss from continuing operations	$(52,790)	$(83,406)

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Net income from discontinued operations	$—	$12,348
Consolidated net loss	$(52,790)	$(71,058)

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
The Company initially reserved 249,273 shares of common stock for issuance under the 2022 Plan. On the first day of each year commencing January 1, 2023, the 2022 Plan will automatically increase by 5% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase. In addition, the shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan.
As of December 31, 2024, the total number of shares of common stock available for issuance under the 2022 Plan is 146,809.
2022 Inducement Plan
On August 5, 2022, the Company adopted a 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards,

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

restricted stock unit awards, performance awards and other forms of awards to persons not previously an employee of the Company and its affiliates.
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
As of December 31, 2024, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 124,098.
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
As of December 31, 2024, the total number of shares of common stock available for issuance under the ESPP is 79,387.
Stock Options
The following table summarizes the Company’s stock option activity and related information under all equity plans, excluding performance and market awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	623,612	$24.20	7.2	$2
Granted	620,943	$3.70
Exercised	(92)	$4.57
Forfeited	(301,944)	$25.42
Outstanding at December 31, 2024	942,519	$10.32	8.6	$89
Vested and exercisable at December 31, 2024	279,759	$20.36	6.6	$—
The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 were $5.79 and $11.40, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 were $1.2 million and zero, respectively.
As of December 31, 2024 and 2023, the unrecognized stock-based compensation expense related to stock options was approximately $2.7 million and $5.2 million respectively, expected to be recognized over a weighted-average period of 2.8 years and 2.16 years respectively.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Early Exercise of Stock Options into Restricted Stock
For the years ended December 31, 2024 and 2023, the Company issued zero shares of common stock upon exercise of unvested stock options. As of December 31, 2024 and December 31, 2023, 422 and 5,486 shares were held by employees subject to repurchase at a nominal aggregate price and an aggregate price of $0.1 million, respectively.
Performance Awards
In connection with the Merger, on December 19, 2021, Legacy Senti approved 840,089 performance awards to existing employees that vest contingent upon the satisfaction of both a four-year service condition and a performance condition tied to the consummation of the Merger. The awards and the associated recognition of stock-based compensation expense were contingent on the Merger being consummated. As of the approval date of the performance awards, Legacy Senti did not have sufficient common stock available for issuance. Upon the Merger, the Company increased the number of shares authorized and 679,607 awards were granted on June 8, 2022.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	503,114	$99.20	7.5	$—
Forfeited	(144,171)	$99.20
Outstanding at December 31, 2024	358,943	$99.20	6.9	$—
Vested and exercisable at December 31, 2024	229,051	$99.20	6.8	$—

As of December 31, 2024, the unrecognized stock-based compensation expense related to performance awards was approximately $0.7 million, expected to be recognized over a weighted-average period of 0.94 years.
Market Awards
In connection with the Merger, on December 19, 2021, Legacy Senti approved 60,545 market award options to its co-founder and Chief Executive Officer, Dr. Timothy Lu, that vest contingent upon the satisfaction of all three of the following conditions: a service condition, a performance condition tied to the consummation of the Merger, and market conditions. The market condition is achieved in four tranches, where 25% of the options will vest when the trading price of the Company’s stock is above various thresholds of price per share. The award and the associated recognition of stock-based compensation were contingent on the Merger being consummated. The estimated fair value of the market awards at the grant date was based on a Monte Carlo simulation valuation model. As of the approval date, Legacy Senti did not have sufficient common stock available for issuance to allow for exercise of the stock options. Upon the Merger, the Company increased the number of shares authorized and 31,574 awards were granted on June 8, 2022. Through December 31, 2024, these market awards did not meet the vesting thresholds.
The were no market based options granted or exercised during the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company had recognized all stock-based compensation expense related to the market awards.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity and related information under all equity plans:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	22,509	$25.00
Granted	82,051	$1.80
Vested	(9,666)	$19.01
Forfeited	(38,471)	$7.52
Outstanding at December 31, 2024	56,423	$1.58
As of December 31, 2024, the unrecognized stock-based compensation expense related to restricted stock units was approximately $0.2 million, expected to be recognized over a weighted-average period of 2.09 years.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The assumptions used to determine the grant date fair value of non-market based, stock options granted were as follows, presented on a weighted-average basis:

	Years Ended December 31,
	2024	2023
Expected term (in years)	5.8	5.9
Expected volatility	86.6%	82.6%
Risk-free interest rate	4.1%	3.6%
Dividend yield	—	—
Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2024	2023
General and administrative	$1,602	$10,236
Research and development	153	1,456
Total stock-based compensation expense	$1,755	$11,692
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
Total stock-based compensation expense from discontinued operations was $(2.0) million for the year ended December 31, 2023.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

12. Income Tax
The Company did not record any income tax expense or benefit during the years ended December 31, 2024 and 2023. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
For the calendar years ended December 31, 2024 and 2023, the tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023

Deferred tax assets:
Net operating losses	$50,961	$33,566
Capitalized R&D Section 174 expense	13,509	10,146
Tax credits	10,592	9,237
Lease liability	5,639	6,005
Stock-based compensation	3,736	4,785
Accruals and reserves	532	724
Related Party Fair Value Adjustment	—	346
Fixed asset basis	438	—
Total deferred tax assets	85,407	64,809
Deferred tax liabilities:
Operating lease right-of-use assets	(1,534)	(1,548)
Fixed asset basis	(2,165)	(2,008)
Total deferred tax liabilities	(3,699)	(3,556)
Valuation allowance	(81,708)	(61,253)
Net deferred taxes	$—	$—
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
The valuation allowance increased by approximately $20.5 million and $19.2 million during years ended December 31, 2024 and 2023, respectively, and the Company’s deferred tax assets continue to be fully offset by the valuation allowance as at December 31, 2024. For the years ended December 31, 2024 and 2023, the Company did not record an income tax provision.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Net operating losses and tax credit carryforwards as of December 31, 2024 are as follows (in thousands):

	Amount	Expiration Years

Net operating losses, federal (Post December 31, 2017)	$188,302	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$3,508	2036-2037
Net operating losses, state	$152,895	2036-2044
Tax credits, federal	$7,699	2036-2044
Tax credits, state	$6,362	Do Not Expire
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
The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2024	2023

Statutory rate	21.00%	21.00%
State tax	11.87%	3.30%
Other	0.08%	(0.86)%
Tax credits	1.43%	3.37%
Fair value of contingent earnout liability	2.53%	1.04%
Fair value of preferred stock tranche liability	5.33%	—%
Stock Based Compensation	(3.49)%	—%
Valuation allowance	(38.75)%	(27.84)%
Total	—%	—%
The Company has elected to include interest and penalties as a component of tax expense. For the years ended December 31, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in federal and various state jurisdictions where a filing obligation has been determined. The federal and state income tax returns from inception to December 31, 2024 remain subject to examination.
The Company had $2.4 million of unrecognized tax benefits as of December 31, 2024. No liability related to uncertain tax positions is recorded on the financial statements as all uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. No positions were settled with tax authorities in 2024 and no positions were reduced as a result of a lapse of applicable statutes of limitations. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2024. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows (in thousands):

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2024	2023

Balance at beginning of the year	$2,076	$1,643
Decrease related to prior year tax positions	—	(243)
Increase related to current year tax positions	301	676
Balance at end of the year	$2,376	$2,076
13. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023
Net loss from continuing operations	$(52,790)	$(83,406)
Net income from discontinued operations	—	12,348
Accretion for Series A redeemable convertible preferred stock	$(2,522)	$—
Net loss	$(55,312)	$(71,058)

Weighted-average shares used in computing net loss per share, basic and diluted	4,595,946	4,437,106

Net loss per share from continuing operations, basic and diluted	$(12.03)	(18.80)
Net income (loss) per share from discontinued operations, basic and diluted	—	2.79
Net loss per share attributable to common stockholders, basic and diluted	$(12.03)	$(16.01)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented. The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Years Ended December 31,
	2024	2023
Series A redeemable convertible preferred stock	21,157,000	—
Stock options to purchase common stock	1,333,030	1,158,294
Unvested early exercised options	422	5,486
Restricted stock units outstanding	56,423	22,528
Performance stock units outstanding	106,806	—
Contingent earnout common stock	100,000	200,000
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	—
GeneFab Option (Note 3)	1,963,344	1,963,344
Total	56,452,525	3,349,652
14. Retirement Plan
The Company maintains a defined contribution employee retirement plan, or 401(k) plan, for all employees upon their date of hire. The 401(k) plan is intended to qualify as tax-qualified plans under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan permit employees to contribute, on a pre-tax basis, a portion of their salary up to the Federally mandated limits. The Company matches an employee’s contribution up to 4% of

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

the employee’s compensation. Contributions to the plans by the Company totaled $0.3 million and $0.7 million, respectively, for the years ended December 31, 2024 and 2023.
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
As of December 31, 2024, purchase commitments related to sponsored research agreements amounted to approximately $0.3 million.
The Company has entered into license agreements under which they are obligated to make annual maintenance payments of $0.1 million and specified milestone and royalty payments. Future milestone and royalty payments under these agreements are not considered contractual obligations since the payments under these agreements are contingent upon future events, such as the Company’s achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2024, the Company is unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.
In connection with the Merger, former holders of Legacy Senti common stock and preferred stock may receive up to 100,000 additional shares of the Company’s common stock in one remaining tranche. Refer to Note 7. Stockholders’ Equity, for further details of the contingent earnout liability.
As part of the amendment to the Framework Agreement with Valere Bio and GeneFab, we agreed to make an additional advance payment of $10.0 million. As of December 31, 2024, the Company had made $6.0 million of the $10.0 million payment, with the remaining $4.0 million paid in January 2025. This amount is recorded in GeneFab prepaid expenses - related party.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

16. Related Parties
NEA
New Enterprise Associates, Inc. (“NEA”) held 9.2% shares of common stock as of December 31, 2024 and 2023. NEA held one of the six seats on the Company’s Board of Directors as of December 31, 2024 and 2023. As part of the private placement in December 2024, NEA is also entitled to designate one additional director to the Company’s Board of Directors.
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
The Company concluded that the BlueRock Agreement is not within the scope of ASC 808, Collaborative Arrangements, because the Company did not receive any consideration and therefore, is not exposed to both significant risks and rewards for the arrangement. The Company also determined that the agreement is also not currently within the scope of ASC 606 because the BlueRock Agreement does not currently meet the criteria of a contract with a customer, and will not be within the scope of ASC 606 until any consideration is paid. Potential future milestone payments and royalties are subject to BlueRock’s exercise of the BlueRock Option and execution of a commercial license agreement by both parties. Under the BlueRock Agreement, the specific financial terms for milestone payments and royalties will be negotiated and agreed to only after the option is exercised. As of December 31, 2024, Bayer has not exercised its option for a license.
Bayer held 12.2% shares of the Company’s common stock as of December 31, 2024 and 2023. Accordingly, Bayer is considered a related party.
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
On June 12, 2024, the Company entered into a sublease agreement with GeneFab for a portion of the Company’s corporate headquarters in South San Francisco. The Company has also subleased its manufacturing facility in Alameda to GeneFab and recorded total sublease income of $6.4 million including variable costs charged for the year ended December 31, 2024.
In connection with the agreement entered into with GeneFab on August 7, 2023, the Company was entitled to $18.9 million for future services under the agreement. On December 10, 2024, in connection with the private placement described in further detail in Note 7. Stockholders’ Equity, the Company entered into an amendment of the GeneFab Framework Agreement. As part of this agreement, the Company agreed to make an additional advance payment of $10.0 million. As of December 31, 2024, the Company had made $6.0 million of the $10.0 million payment. This amount, along with the remaining amount from the original prepaid, is recorded in GeneFab prepaid expenses - related party. Additionally, amounts due from GeneFab related to costs incurred by the Company on its behalf were $0.7 million as of December 31, 2024 and were recorded in GeneFab receivable - related party on the

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

consolidated balance sheet. The Company incurred $14.1 million and $4.1 million of research and development expenses under the services agreement during the years ended December 31, 2024 and 2023, respectively.
Celadon Partners, LLC
As part of the private placement in December 2024, Donald Tang, a founder and manager of Celadon, the parent company of Valere Bio, of which GeneFab is a wholly-owned subsidiary, was appointed to the Company’s Board of Directors. Celadon was also assigned the GeneFab Option in 2024. As of December 31, 2024, Celadon held one of the six seats on the Company’s Board of Directors. Additionally, in connection with the private placement, Celadon is entitled to designate two additional directors to the Company’s Board of Directors. As announced in March 2025 and described in more detail in Note 17. Subsequent Events, Feng Hsiung was appointed to the Board of Directors as one of these two additional directors.
17. Subsequent Events
Transition of Interim Chief Financial Officer
On January 31, 2025, Yvonne Li, the Consulting Agreement by and between Senti Biosciences, Inc. (the “Company”) and Yvonne Li, the Company’s Interim Chief Financial Officer, expired in accordance with its terms. As such, effective January 31, 2025, Ms. Li will no longer serve as the Company’s principal financial officer and principal accounting officer. On February 5, 2025, the Company and Ms. Li entered into a new consulting agreement (the “New Consulting Agreement”) pursuant to which Ms. Li will serve as a consultant to the Company and will cooperate with the Company’s executive management team and other functional teams on an orderly transition of her responsibilities until March 31, 2025.
Appointment of Principal Financial Officer and Principal Accounting Officer
Following approval by our Board of Directors, Timothy Lu, M.D., Ph.D., our Chief Executive Officer, was appointed to serve as our interim principal financial officer and principal accounting officer, effective as of January 31, 2025, until immediately following the Company’s filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, when Mr. Cross will assume responsibilities as the Company’s principal financial officer and principal accounting officer as noted below.
Appointment of Chief Financial Officer
On February 23, 2025, following the approval by our Board of Directors, Jay Cross was appointed as our Chief Financial Officer, effective as of March 3, 2025. The Board also appointed Mr. Cross to serve as our principal financial officer and principal accounting officer, effective immediately following the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Conversion of Series A Redeemable Convertible Preferred Stock
On March 6, 2025, at our special meeting of stockholders (the “Special Meeting”), our stockholders approved the issuance of common stock in accordance with Nasdaq Listing Rule 5635 upon (i) conversion of Series A redeemable convertible preferred stock and (ii) the exercise of warrants to purchase shares of common stock. Subsequently, on March 10, 2025, we sent notices to our stockholders relating to the conversion of 21,157 shares of Series A redeemable convertible preferred stock into 21,157,000 shares of common stock, effective as of March 10, 2025.
Amended and Restated 2022 Equity Incentive Plan
On March 6, 2025, at the Special Meeting, our stockholders approved the A&R Plan, which (i) increased the number of shares of common stock available for issuance under the Company’s 2022 Equity Incentive Plan by an additional 4,300,000 shares, (ii) increased the number of shares that may be issued pursuant to incentive stock options to an aggregate number of shares reserved for issuance under the A&R Plan as of the date that stockholders approved the A&R Plan and (iii) extended the term of the plan to the tenth anniversary of the date that stockholders approved the A&R Plan. The A&R Plan was previously approved, subject to stockholder approval, by the Board.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Board Composition
On March 7, 2025, our Board of Directors approved the appointment of Feng Hsiung, pursuant to the terms of a letter agreement dated as of December 2, 2024, by and between us and Celadon Partners. In connection with Mr. Hsiung’s appointment, our Board of Directors approved an increase in the authorized number of members of our Board of Directors from six (6) to seven (7) members. Mr. Hsiung was appointed to fill the vacancy created by the foregoing increase in the size of the Board, as a Class III director, to serve in such capacity until the annual meeting of stockholders in 2028 (if elected by stockholders at the annual meeting of stockholders in 2025) or until his earlier resignation, death or removal.
Audit Committee Appointment
Effective March 7, 2025, Brenda Cooperstone, who was previously appointed as a member of the Audit Committee of our Board of Directors (the “Audit Committee”), tendered her resignation as a member of the Audit Committee. Ms. Cooperstone continues to serve as a member of the Board and the Compensation Committee of the Board.
On March 7, 2025, upon the recommendation of its Nominating and Corporate Governance Committee, our Board of Directors unanimously appointed Feng Hsiung to serve as a member of the Audit Committee in addition to serving as a member of the Board, effectively immediately. In addition to the annual stock option grant and the annual cash retainers for serving as a member of the Board, Mr. Hsiung will be eligible to receive $7,500 annually for serving as a member of the Audit Committee. Following this appointment, the Audit Committee is now comprised of Fran Schulz (Chair), Feng Hsiung and Ed Mathers.
ChEF Termination
On March 17, 2025, the Company provided notice to Chardan that it was terminating the A&R Purchase Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function that resulted in ineffective process level control activities over non-routine, unusual, or complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
Remediation Efforts to Address the Material Weakness
Based on the remediation efforts described below, as of December 31, 2024 we have fully remediated our process level controls over non-routine, unusual or complex transactions, and while substantial progress has been made related to the sufficiency and adequacy of the resources in our finance and accounting function, further actions and testing are necessary before we can conclude full remediation. Remediation efforts include the following:
• engaging a professional accounting services firm to assist with significantly complex, technical accounting transactions;
• hiring personnel with appropriate levels of experience in accounting, technology, and internal controls; and
• enhancing internal controls around complex transaction accounting areas.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of hiring and retaining personnel with appropriate levels of experience in accounting, technology, and internal controls. Additional time is required to complete the remediation over lack of sufficient and adequate resources in the finance and accounting function to ensure the sustainability of these remediation actions. As such, we have concluded that the material weakness over the lack of sufficient and adequate resources in the finance and accounting function has not been fully remediated as of December 31, 2024, and therefore have concluded that our disclosure controls and procedures were not effective as of December 31, 2024. We believe the above actions, when complete, will be effective in the remediation of the material weakness described above.
Limitations on Effectiveness of Controls
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate. Our management, under the supervision of and with the participation of our Chief Executive Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weakness over the lack of sufficient and adequate resources in the finance and accounting function.
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
Item 9B. Other Information
(a) Termination of Amended and Restated ChEF Purchase Agreement
On March 17, 2025, Chardan acknowledged and accepted our written notice to terminate the A&R Purchase Agreement, waived its right to prior written notice and mutually agreed to terminate the A&R Purchase Agreement, effective immediately.
(b) Director and Executive Officer Trading Arrangements
During the year ended December 31, 2024, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

Name	Positions and Offices Held with Senti Biosciences, Inc.	Director Since	Class and Year in Which Term Will Expire	Age
Timothy Lu, M.D., Ph.D.	Chief Executive Officer & Director	2016	Class I-2026	44
Edward Mathers(1)(2)(3)	Director	2016	Class I-2026	65
Frances D. Schulz(1)	Director	2024	Class I-2026	61
Donald Tang	Director	2024	Class II-2027	42
Brenda Cooperstone, M.D.(2)	Director	2019	Class III-2025	59
James (Jim) Collins, Ph.D.(3)	Director	2022	Class III-2025	58
Feng Hsiung(1)	Director	2025	Class III-2025	50
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
Frances D. Schulz was one of the founding members and senior partners in Ernst & Young’s (“EY”) Life Sciences Practice and held various roles at EY over 35 years. She currently serves as a Board Member, Audit Committee Chair, ex-officio member of the Finance Committee and member of the Governance and Investment Committee for Menlo College (2019 - present) and as a Board Member and Audit Committee Chair for EDAP TMS SA (Nasdaq: EDAP) (2024 - present). Previously, she served as a Board Member, Audit Committee Chair and Finance Committee Chair for the National Board of Women in Bio (2013 - 2023) as well as a Board Member and an Audit Committee member for the California Life Sciences Industry Association. Ms. Schulz is a certified public accountant (CPA) licensed in California. Ms. Schulz received her B.S. in Business Administration from Menlo College.
We believe Ms. Schulz is qualified to serve on the Board because of her experience in leadership positions in the biotechnology and life science industry, her finance and accounting expertise, and her educational background.
Donald Tang had founded Celadon Partners, a private equity firm that invests in companies well positioned to leverage new innovations in technology or business models and unlock transformative value. Mr. Tang currently has served on the Board of Directors of Vicarious Surgical Inc. since 2021. From 2020 until its business combination in 2021, Mr. Tang was a director of D8 Holding Corp. and from 2004 to 2017, Mr. Tang worked at D.E. Shaw & Co., most recently as chief executive officer of D.E. Shaw & Co. (Asia-Pacific). He was the sole D.E. Shaw & Co. partner on the investment side in Asia, and a founding member of the firm’s Asian private equity business. Mr. Tang started his career at Citadel Investment Group in 2003. He is a member of the Harvard Kennedy School Mossavar-Rahmani Center for Business and Government Advisory Council, Special Advisor (China) to the Milken Institute and a member of the Aspen Global Leadership Network. Mr. Tang graduated from Carnegie Mellon University with a degree in computer science and business administration, and a minor in computational finance.
We believe Mr. Tang is qualified to serve on the Board because of his experience managing public companies and his extensive business, finance and private equity experience.
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
Feng Hsiung is the Founder, Chief Investment Officer and Chief Executive Officer of Acion Partners, an investment advisor firm that has a strategic partnership with KKR and invests across industries. From 2007 through 2014, Mr. Hsiung was a Partner and the Chief Executive Officer (Asia) at York Capital. He started its Asia business as the initial employee in 2007, and launched and co-managed the York Asian Opportunities Master Fund. Mr. Hsiung is a member of the Young Presidents’ Organization since 2013 and the President of Raising Investment Corporation, the holding company for his family interests in freight forwarding and contract logistics. Mr. Hsiung holds a B.A. from Dartmouth College.
We believe Mr. Hsiung is qualified to serve on the Board because of his extensive business, finance and investment experience.
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
Executive Officers
The following table identifies our executive officers and key employees, and sets forth their current positions at the Company and their ages as of March 18, 2025.

Name	Positions and Offices Held with Senti Biosciences, Inc.	Position Held Since	Age
Timothy Lu, M.D., Ph.D.	Chief Executive Officer, President and Director	2016	44
Jay Cross	Chief Financial Officer	2025	54
Kanya Rajangam, M.D., Ph.D.	President, Head of Research and Development and Chief Medical Officer	2022	51

_______
Yvonne Li, who was previously our Interim Chief Financial Officer and Treasurer, is no longer the Company’s principal financial officer and principal accounting officer effective January 31, 2025. She is serving as a consultant until March 31, 2025.
Please refer to “Class I Directors” above for information about our Chief Executive Officer and President, Timothy Lu, M.D., Ph.D. Biographical information for our other executive officers as of March 18, 2025, is set forth below.
Jay Cross has served as our Chief Financial Officer since March 2025. He previously held various roles at Sonnet BioTherapeutics, Inc. (NASDAQ: SONN) (“Sonnet”) from May 2019 through February 2025. He served as Sonnet’s Chief Financial Officer and Chief Business Officer. Prior to that time Mr. Cross was a Managing Director with Chardan Capital’s healthcare investment banking team from November 2015 to March 2019, where he focused on biopharmaceuticals. Prior to that, from May 2014 to June 2015, Mr. Cross served as a Director with Alere Financial Partners and from May 2011 to October 2013 as a Senior Analyst at Balyasny Asset Management. He launched his career in finance in 1999 as an associate analyst covering biotechnology on the healthcare equity research team at Hambrecht & Quist. Mr. Cross earned an M.P.H. from the Yale University School of Medicine and a B.S. in psychology from Washington & Lee University.
Kanya Rajangam, M.D., Ph.D. has served as our President since May 2024, as our Head of Research and Development and the Chief Medical Officer since March 2023, and previously as our Chief Medical and Development Officer from July 2022. Since January 2023, Dr. Rajangam has served as a member of the scientific advisory board of Vibe Bio, a privately held company with AI powered pipeline analyses for asset diligence and investment choices. Since November 2021, Dr. Rajangam has served as an independent director at Turnstone Biologics, Inc. (NASDAQ: TSBX), a publicly held TIL therapies company. Previously, she served at Nkarta, Inc. (NASDAQ: NKTX) as its Chief Medical Officer from September 2019 to June 2022 and as its Senior Vice President and Chief Medical Officer from December 2018 to September 2019. Previously, Dr. Rajangam was Senior Vice President and Chief Medical Officer at Atara Biotherapeutics, Inc. (NASDAQ: ATRA), a publicly held allogeneic T-cell immunotherapy company, from August 2017 to September 2018, Chief Medical Officer at Cleave Biosciences from December 2016 to July 2017 and Vice President of Clinical Development from June 2015 to December 2016, and Executive Director at Nektar Therapeutics (NASDAQ: NKTR), a publicly held biopharmaceutical company, from March 2015 to May 2015. Prior to that, she held positions of increasing responsibility at Onyx Pharmaceuticals, Inc. from April 2011 to February 2015, at Exelixis, Inc. from January 2008 to April 2011 and at Baxter Healthcare, Inc. from 2006 to 2007. Dr. Rajangam earned a medical degree from St. John’s Medical College Bangalore University and subsequently completed her general surgical residency at PGIMER, Chandigarh, India. She received a Ph.D. in biomedical engineering from Northwestern University.
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
Board Committees
Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues. Copies of each board committee’s charter are posted on our website. Our website and the information contained on, or that can be accessed through, such website are not deemed to be incorporated by reference in, and are not considered part of, this Form 10-K. The composition and responsibilities of each of the committees of our Board of Directors are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.
Audit Committee

Our Audit Committee consists of Frances Schulz, Feng Hsiung, and Edward Mathers. Our Board of Directors has determined that each member of the Audit Committee satisfies the independence requirements under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of the Audit Committee is Frances Schulz. Our Board of Directors has determined that Frances Schulz is an “Audit Committee financial expert” within the meaning of SEC regulations. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, our Board of Directors examined each Audit Committee member’s scope of experience and the nature of his or her employment. The primary purpose of the Audit Committee is to discharge the responsibilities of our Board of Directors with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the Audit Committee include:
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
Our Audit Committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules and a copy of the Audit Committee charter is available on our website, at https://www.sentibio.com/ under “Investors -Corporate Governance - Documents & Charters.”
Compensation Committee
Our compensation committee consists of Brenda Cooperstone, M.D. and Edward Mathers. The chair of the compensation committee is Brenda Cooperstone. The parties have determined that each member of the compensation committee satisfies the independence requirements under the Nasdaq Listing Rules, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of our compensation committee is to discharge the responsibilities of our Board of Directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:
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
Director Independence
We adhere to the rules of Nasdaq in determining whether a director is independent. Our Board of Directors has consulted with its counsel to ensure that the Board of Directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Our Board of Directors has determined that Brenda Cooperstone, M.D., Edward Mathers, Frances Schulz, Feng Hsiung and James J. (Jim) Collins, Ph.D. are considered independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Board and Committee Meetings Attendance
During 2024, the Board of Directors met nine times, the Audit Committee met four times, the Compensation Committee met five times, and the Nominating and Corporate Governance Committee met one time. During 2024, each member of the Board of Directors attended in person or participated in 95% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served (during the periods that such person served).
Director Attendance at Annual Meeting of Stockholders
Directors are encouraged to attend the annual meeting of stockholders to the extent practicable. We held a special meeting of stockholders in lieu of an annual meeting in 2025 to approve the issuance of common stock, in accordance with Nasdaq Listing Rule 5635, upon the conversion of the Series A redeemable convertible preferred stock and the exercise of Warrants issued pursuant to the PIPE, among other items. We held a regular annual meeting of stockholders in 2024 which was attended by our directors.
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
As of the date of this Form 10-K, none of our executive officers or non-employee directors have previously engaged in any hedging or pledging transaction involving our securities.
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
Compensation Committee Interlocks and Insider Participation
For the 2024 fiscal year, Brenda Cooperstone, M.D., Edward Mathers, and Susan Berland (prior to her resignation from our Board of Directors in June 2024) served as members of the compensation committee. None of the members of the compensation committee is currently, or has been at any time, an executive officer or employee of the Company, Dynamics Special Purpose Corp. (“DYNS”) or Senti Sub I, Inc. (“Legacy Senti”). None of our executive officers currently serves, or has served during the last calendar year, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics, or the Code of Conduct, that applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and is available on our website at https://investors.sentibio.com/corporate-governance/documents-charters. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of the Code of Conduct. The reference to our website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Form 10-K. If we make any substantive amendments to, or grant any waivers from, the Code of Conduct for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
Board Leadership Structure and Board’s Role in Risk Oversight
Timothy Lu, M.D., Ph.D. is our current Chief Executive Officer and Kanya Rajangam, M.D., Ph.D., is our current President. We do not have a Chairperson of the Board or a lead independent director. In the absence of a Chairperson of the Board, our Chief Executive Officer presides at all meetings of our Board of Directors and stockholders. We believe this is appropriate for our company at this time because of (1) our size, (2) the size of our board, (3) our Chief Executive Officer is responsible for our day-to-day operations and implementing our strategy, and (4) discussion of developments in our business and financial condition and results are important parts of the discussion at board meetings and we believe it is appropriate for the Chief Executive Officer to chair those discussions. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, particularly as the Board of Directors’ oversight responsibilities continue to grow, and will periodically evaluate the leadership structure of our Board of Directors.
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
Item 11. Executive Compensation
Director Compensation

Prior to consummating the Merger, we did not have a formal director compensation policy. In July 2022, after consummating the Merger, we adopted a non-employee director compensation policy, as described below.
Non-Employee Director Compensation Policy
Non-Employee Director Compensation Policy in effect through March 6, 2025
In July 2022, our Board of Directors adopted a non-employee director compensation policy. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, our non-employee directors are eligible to receive cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below. In addition, we reimburse non-employee directors for all reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or board committees. We do not pay additional compensation for attending individual meetings of our Board of Directors.

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

Equity Retainers
Initial Award: An initial, one-time stock option, or Initial Award, of 12,500 shares of our common stock will be granted to each non-employee director serving on our board of directors as of July 13, 2022, the date on which the non-employee director compensation policy was adopted, and to each new non-employee director upon his or her election to the board of directors following such date. Each Initial Award vests in 36 equal monthly installments over three years from the date of grant, subject to continued service as a director, unless otherwise provided by a written agreement entered into at or prior to the time that such director ceases to serve as a member of our board. Each Initial Award expires ten years from the date of grant, and will have a per share exercise price equal to the closing price of our common stock on the date of grant.
Annual Award: On the date of each annual meeting of stockholders of the Company following July 13, 2022, each continuing non-employee director other than a director receiving an Initial Award on such date, will receive an annual stock option award, or Annual Award, for 6,250 shares of our common stock. Each Annual Award vests in full on the earlier of the first anniversary of the date of grant or the date of the next annual meeting, subject to continued service, unless otherwise provided by a written agreement entered into at or prior to the time that such director ceases to serve as a member of our board. Each Annual Award expires ten years from the date of grant, and will have a per share exercise price equal to the closing price of our common stock on the date of grant.
Change of Control Acceleration: All outstanding Initial Awards and Annual Awards held by a non-employee director shall become fully vested and exercisable upon a “Change of Control” (as defined in our A&R 2022 Plan).
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
Non-Employee Director Compensation Policy in effect starting March 7, 2025

As part of a regular review of the corporate governance practices and compensation policies of the Company and in an effort to continue to attract and retain qualified members of the Board, after consultation with compensation consultants and upon recommendation of the Compensation Committee, the Board approved an Amended and Restated Non-Employee Director Compensation Policy (the “A&R Non-Employee Director Compensation Policy”), on the terms and conditions contained therein. The A&R Non-Employee Director Compensation Policy is intended to enable the Company to attract and retain qualified Non-Employee Directors, provide them with compensation at a level that is consistent with the Company’s compensation objectives, and in the case of equity-based compensation, align the Non-Employee Directors’ interests with those of the Company’s stockholders. The A&R Non-Employee Director Compensation Policy is effective as of March 7, 2025 (the “Effective Date”).
Pursuant to the A&R Non-Employee Director Compensation Policy, (i) each newly appointed or elected Non-Employee Director will receive an option grant to purchase 43,900 shares of common stock and (ii) each continuing Non-Employee Director will be eligible to receive an option grant to purchase 21,950 shares of common stock on the date of the Company’s annual meeting of stockholders, beginning on the Effective Date. In addition, each Non-Employee Director will be eligible to receive an annual cash retainer as well as additional annual retainers for committee membership as provided in the A&R Non-Employee Director Compensation Policy.

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

Equity Retainers
Initial Award: An initial, one-time stock option, or Initial Award, of 43,900 shares of our common stock will be granted to each non-employee director serving on our Board of Directors as of March 7, 2025, the date on which the non-employee director compensation policy was amended and restated, and to each new non-employee director upon his or her election to the Board of Directors following such date. Each Initial Award vests in 36 equal monthly installments over three years from the date of grant, subject to continued service as a director, unless otherwise provided by a written agreement entered into at or prior to the time that such director ceases to serve as a member of our board. Each Initial Award expires ten years from the date of grant, and will have a per share exercise price equal to the closing price of our common stock on the date of grant.
Annual Award: On the date of each annual meeting of stockholders of the Company following March 7, 2025, each continuing non-employee director other than a director receiving an Initial Award on such date, will receive an annual stock option award, or Annual Award, for 21,950 shares of our common stock. Each Annual Award vests in full on the earlier of the first anniversary of the date of grant or the date of the next annual meeting, subject to continued service, unless otherwise provided by a written agreement entered into at or prior to the time that such director ceases to serve as a member of our board. Each Annual Award expires ten years from the date of grant, and will have a per share exercise price equal to the closing price of our common stock on the date of grant.
Change of Control Acceleration: All outstanding Initial Awards and Annual Awards held by a non-employee director shall become fully vested and exercisable upon a “Change of Control” (as defined in our A&R 2022 Plan).
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
Non-Employee Director Agreements
On May 14, 2021, we entered into a scientific advisory board agreement with James Collins, or the Collins Agreement, pursuant to which he serves as a member and chair of our Scientific Advisory Board, or our SAB. As consideration for such services, Dr. Collins is entitled to receive (i) cash compensation in the amount of $10,500 per year (plus, for service as chair of our SAB, an additional $9,000 per year), and (ii) subject to approval by our Board of Directors or compensation committee, an annual stock option award of 3,522 shares, which amount is subject to adjustment in the event of a change in our capitalization. The Collins Agreement provides for such cash compensation to be paid in equal quarterly installments and each stock option award to vest over four (4) years, subject to Dr. Collins continued service with us and subject to the terms and conditions of our 2016 Plan (or other applicable equity incentive plan in effect at the time of grant). The Collins Agreement also provides for reimbursement of reasonable, out-of-pocket expenses incurred in connection with Dr. Collins’ performance of services upon our request. Pursuant to the Collins Agreement, Dr. Collins is subject to certain standard assignment of intellectual property and confidentiality covenants, as well as independent contractor covenants. The Collins Agreement expired in May 2024.
Director Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by or paid to our non-employee directors for service on our Board of Directors during the year ended December 31, 2024. Dr. Lu, who served as our Chief Executive Officer during 2024, also served on our Board of Directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Lu’s compensation for his service, as our President and Chief Executive Officer, is set forth above under “Executive Compensation-Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	All Other Compensation ($)	Total ($)
Susan Berland(3)	$25,749	—	—	$25,749
Brenda Cooperstone, M.D.	$50,000	$14,849	—	$64,849
Edward Mathers	$56,681	$14,849	—	$71,530
James (Jim) Collins, Ph.D.	$39,000	$14,849	$4,875(5)	$58,724
Frances Schulz	$2,656	$61,954	—	$64,610
Donald Tang	$2,188	$61,954	—	$64,141
Omid Farokhzad, M.D.(4)	$41,807	$14,849	—	$56,656
Feng Hsiung(6)	$—	$—	$—	$—

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted and the incremental fair value of option awards materially modified during fiscal year 2024 computed in accordance with FASB ASC 718. The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, as amended and filed with the SEC on April 26, 2024. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

(2)	The following table provides information regarding the number of shares of common stock underlying stock options granted to our non-employee directors that were outstanding as of December 31, 2024.

Name	Option Awards Outstanding at 2024 Year-End (number of shares)
Susan Berland	—
Brenda Cooperstone, M.D.	28,143
Edward Mathers	25,000
James (Jim) Collins, Ph.D.	26,056
Frances Schulz	12,500
Donald Tang	12,500
Omid Farokhzad, M.D.	15,972
Feng Hsiung	$—

(3)
Ms. Berland resigned from our Board of Directors effective June 11, 2024. Amounts reported in the “Fees Earned or Paid in Cash” reflect compensation paid to Ms. Berland in accordance with our non-employee director compensation policy prior to her resignation.

(4)
Dr. Farokhzad resigned from our Board of Directors effective November 25, 2024. Amounts reported in the “Fees Earned or Paid in Cash” reflect compensation paid to Dr. Farokhzad in accordance with our non-employee director compensation policy prior to his resignation.

(5)	Amount represents fees earned by James Collins in 2024 under his agreement to serve as a member and chair of our SAB.
(6)	Mr. Hsiung was appointed to the Board effective March 7, 2025.
Executive Compensation
This section provides an overview of our executive compensation program as it relates to the executive officers named below, or together, the named executive officers, for the year ended December 31, 2024, which consist of our principal executive officer and our two most highly compensated executive officers:

•	Timothy Lu, M.D., Ph.D., our Chief Executive Officer;
•	Kanya Rajangam, M.D., Ph.D., our President, Head of Research and Development and Chief Medical Officer; and
•	Yvonne Li, our former Interim Chief Financial Officer.
Effective as of January 31, 2025, Ms. Li is no longer our principal financial officer and principal accounting officer. Pursuant to the consulting agreement entered by and between Ms. Li and us, effective February 5, 2025, she will serve as a consultant until March 31, 2025.
Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Timothy Lu, M.D., Ph.D. Chief Executive Officer	2024	$618,757	$140,760	$159,141	—	$12,031	$930,690
	2023	$606,625	—	$817,929	$250,233	$11,711	$1,686,498

Kanya Rajangam, M.D., Ph.D. President, Head of Research and Development and Chief Medical Officer	2024	$526,789	$46,460	$52,701	—	$1,756	$627,707
	2023	$516,460	—	$168,779	$173,531	—	$858,770
Yvonne Li,(5) Former Interim Chief Financial Officer	2024	—	—	—	—	$547,540	$547,540

(1)
The amounts reported represent the aggregate grant date fair value of the RSUs, granted to our named executive officers during the applicable fiscal year, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, as amended and filed with the SEC on April 26, 2024. The amounts reported in this column reflect the accounting cost for the RSUs and do not correspond to the actual economic value that may be received by our named executive officers upon the vesting of the RSUs, issuance of shares of common stock, or any sale of shares of common stock received pursuant to such awards.

(2)
The amounts reported represent the aggregate grant date fair value of the stock options granted to the named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC 718. Such grant date fair value does not take into account any estimated or actual forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, as amended and filed with the SEC on April 26, 2024. The amounts reported in this column reflect the accounting cost for the stock options, and does not correspond to the actual economic value that may be received upon exercise of the stock options, issuance of shares of common stock, or any sale of any of the underlying shares of common stock.

(3)
Reflects performance-based cash bonuses awarded to our named executive officers. For 2024, amounts are not calculable as of the latest practicable date prior to the filing of this 10-K. We expect that such amounts will be determined later in the first quarter of the fiscal year ending December 31, 2025 and we will disclose the amount of such bonuses when they are determined. For 2023, amounts reflect the actual cash incentive bonuses received by our named executive officers for performance of services in 2023, and were paid in the subsequent year. See “—Narrative to the Summary Compensation Table—Non-Equity Incentive Plan Compensation” below for a description of the material terms pursuant to which this compensation was awarded.

(4)
Reflects (i) for Dr. Lu and Dr. Rajangam, employer matching contributions made under our 401(k) plan, and (ii) for Ms. Li, the aggregate consulting fees paid for her services as former Interim Chief Financial Officer.

(5)
Ms. Li was appointed our former Interim Chief Financial Officer effective as of May 4, 2024, and the amounts reported in the “All Other Compensation” column for 2024 reflect the consulting fees earned by Ms. Li following her commencement of service with us. Effective as of January 31, 2025, Ms. Li is no longer our principal financial officer and principal accounting officer. Pursuant to the consulting agreement entered by and between Ms. Li and us, effective February 5, 2025, she will serve as a consultant until March 31, 2025.

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
Annual Base Salaries
Base salaries for the executive officers who are employees are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically, typically in connection with the Company’s annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also draw upon the experience of members of the Board of Directors with executives at other companies. The 2024 base salaries for the named executive officers who are employees were as follows: (a) $618,757 for Dr. Lu; and (b) $526,789 for Dr. Rajangam.
Non-Equity Incentive Plan Compensation

Our named executive officers who are employees are each eligible to receive a discretionary annual bonus based on individual and company performance. In 2024, Dr. Lu was eligible to earn an annual target performance bonus equal to 55% of his 2024 base salary based on the achievement of corporate objectives. Dr. Rajangam was eligible to earn an annual target performance bonus equal to 40% of her 2024 base salary based on the achievement of both individual and corporate objectives. Payment of 2024 annual bonuses is based in part on us achieving certain research and product development, capital raising and other target goals.
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
Prior to the completion of the Merger, all of the equity incentive awards were made pursuant to our 2016 Stock Incentive Plan, as amended, or the 2016 Plan. Following the completion of the Merger, all equity incentive awards were granted under the terms of our 2022 Plan. See “Outstanding Equity Awards at Fiscal Year-End” below for additional information.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

			Option Awards(1)					Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Timothy Lu	2/2/2021(3)	1/1/2021	45,402	—	—	$26.60	2/1/2031	—	—
	12/19/2021(4)	6/8/2022	136,741	82,043	—	$99.20	12/18/2031	—	—
	12/19/2021(5)	12/19/2021	—	—	31,568	$99.20	12/18/2031	—	—
	2/1/2023(6)	2/1/2023	28,876	34,123	—	$18.10	1/31/2033	—	—
	2/2/2024(6)	2/1/2024	9,565	36,334	—	$4.60	1/31/2034	—	—
	2/2/2024(7)	2/1/2024	—	—	—	—	—	30,600	$107,406
Kanya Rajangam	7/18/2022(3)	7/5/2022	19,802				7/17/2032	—	—
	2/1/2023(6)	2/1/2023	5,959				1/31/2033	—	—
	2/2/2024(6)	2/1/2024	3,169				1/31/2034	—	—
	2/2/2024(7)	2/1/2024						10,100	$35,451
Yvonne Li	—	—						—	—

(1)	Amounts reported have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024.
(2)
The amounts reported in this column reflect the number of unvested shares multiplied by $3.51, which was the closing market price of our common stock on December 31, 2024, the last trading day of fiscal year 2024.

(3)
25% of the shares underlying this option vest on the one-year anniversary of the vesting commencement date and the remainder vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.

(4)
The shares underlying this option were subject to both time-based and performance-based vesting conditions. 100% of the shares underlying the option satisfied the performance based vesting condition upon consummation of the Merger. The shares underlying the option shall satisfy the time-based vesting condition as follows: 25% on the one-year anniversary of the vesting commencement date and the remainder vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued service relationship through the applicable vesting date.

(5)
The shares underlying this option are subject to the service-based and market-based vesting conditions. The market-based vesting conditions are satisfied upon attainment of certain share prices, or hurdle prices, for 20 out of 30 consecutive trading days. The hurdle prices are $148.20, $197.80, $247.30 and $296.90, which each relate to 25% of the option shares. Upon the date that the market-based hurdles are satisfied, 50% of the applicable shares vest on the later of such date or the first anniversary of the vesting commencement date, and the remaining 50% of the shares vest on the later of the earned date or the second anniversary of the vesting commencement date, in each case subject to Dr. Lu’s continued service relationship.

(6)
The shares underlying this option vest in 48 substantially equal monthly installments over four years from the vesting commencement date, subject to the named executive officer’s continued employment through the applicable vesting date.

(7)	All of the shares underlying this RSU will vest in three equal annual installments following the vesting commencement date, subject to the named executive officer’s continued employment.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	(4)1,420,357	$33.68	(5)(6)226,187
Equity compensation plans not approved by security holders(2)	75,902	$8.33	124,098
Total	1,496,259	$32.40	350,285

(1)	Includes our Amended and Restated 2016 Stock Incentive Plan, our 2022 Plan, and our ESPP.
(2)
Includes our Inducement Plan. For more information regarding our Inducement Plan, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, as amended and filed with the SEC on April 26, 2024.

(3)	The weighted average exercise price is calculated based solely on outstanding stock options.
(4)	Amount does not include any purchase rights under our ESPP. Offerings under our ESPP have been suspended until further notice.

(5)
As of December 31, 2024, a total of 146,809 shares of our common stock were available for issuance under our 2022 Plan. Our 2022 Plan provides that on the first day of each year commencing January 1, 2023, the number of shares reserved for issuance under our 2022 Plan will automatically increase by 5% of the outstanding number of shares of our common stock on the last day of the preceding calendar year or such lesser number of shares as approved by our Board of Directors prior to the effective date of the annual increase. As a result of such automatic annual increase, 241,472 shares were added to the number of shares available for issuance under our 2022 Plan on January 1, 2025. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under our 2022 Plan (or under rollover options from the Merger) will be added back to the shares of common stock available for issuance under the 2022 Plan. The Company no longer makes grants under the 2016 Plan.

(6)
As of December 31, 2024, a total of 79,387 shares of our common stock were available for issuance under our ESPP. Our ESPP provides that on the first day of each year commencing January 1, 2023, the number of shares reserved for issuance under our ESPP will automatically increase by the lesser of 1% of the outstanding number of shares of our common stock on the last day of the preceding calendar year, 1,000,000 shares, or such lesser number of shares as determined by our Board of Directors prior to the effective date of the annual increase. As a result of such automatic increase, 48,294 shares were added to the number of shares available for issuance under our ESPP on January 1, 2025.

New Plan Benefits Table
On December 20, 2024, we granted the following option awards to our executive officers and employees contingent on our stockholders approving the A&R 2022 Plan, or collectively, the Contingent Grants.
Each Contingent Grant will vest and be earned over four years, with 3/48th of the Contingent Grant vesting on March 31, 2025 and the remainder vesting in 45 equal monthly installments thereafter, subject to the grantee’s continued service through the applicable vesting date; provided that no portion of the Contingent Grants may be exercised prior to the date that the shares subject to the Contingent Grants are covered by an effective Registration Statement on Form S-8.
The Contingent Grants are intended to incent and reward our executive officers and employees for their continued dedication to our Company and the long-term success of our stockholders.

2022 Equity Incentive Plan
Name and position	Dollar value ($)(1)	Number of Shares(2)
Timothy Lu, M.D., Ph.D., Chief Executive Officer	$7,650,480	1,927,073
Kanya Rajangam, M.D., Ph.D., President, Head of Research and Development and Chief Medical Officer	$933,299	235,088
Jay Cross, Chief Financial Office	$—	—
All current executive officers as a group	$8,583,779	2,162,161
All current directors who are not executive officers as a group	$—	—
All employees who are not executive officers, as a group	$2,528,445	636,888

(1)
The dollar value was calculated by multiplying the Number of Shares from the adjacent column by $3.97, which was the closing price per share of the Company’s common stock on the grant date of December 20, 2024.

(2)	This column corresponds to the number of shares subject to the Contingent Grant.
Equity Grant Timing
Our compensation committee has generally granted annual equity awards, including stock option grants to our named executive officers, in February of each year. In addition, new hires receive stock option grants at the time of their hiring. During 2024, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.
Pension and Retirement Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or defined benefit retirement plan sponsored by us during the fiscal year ended December 31, 2024.
Nonqualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by the Company during the fiscal year ended December 31, 2024.
Employment Arrangements
We have entered into employment offer letters with each of our named executive officers who are employees, which generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary and eligibility for employee benefits. Each of our named executive officers has executed a form of our standard confidential information and inventions assignment agreement.
Additionally, each of our named executive officers is entitled to certain severance benefits pursuant to their employment offer letters (or, for Dr. Lu, a Severance and Change in Control Agreement), the terms of which are described under the section titled “Potential Payments and Benefits upon Termination or Change in Control” below.
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
Agreement with Kanya Rajangam, M.D., Ph.D.
In May 2022, we entered into an employment offer letter with Dr. Rajangam, which sets forth the terms of her employment with Senti. Pursuant to her offer letter, Dr. Rajangam was initially entitled to an annual base salary of $490,000, a signing bonus of $90,000, and a discretionary annual target bonus equal to 40% of her base salary, contingent upon the achievement of performance objectives established by our Board of Directors or compensation committee. Additionally, subject to approval of our Board of Directors, Dr. Rajangam was eligible to receive an option to purchase 0.75% of our issued and outstanding shares as of immediately following the closing of the Merger, which option vests over a four-year period subject to her continuous service. Dr. Rajangam is also eligible to participate in our employee benefit plans generally available to our employees, subject to the terms of such plans. Dr. Rajangam’s offer letter also includes severance benefits, as described under the section titled “Potential Payments and Benefits upon Termination or Change in Control” below.
Consulting Agreement with Ms. Li
In May 2024, we entered into a consulting agreement with Yvonne Li, which sets forth the terms of her engagement with Senti as our former Interim Chief Financial Officer. Pursuant to the consulting agreement, Ms. Li was initially entitled to receive consulting fees of $350 per hour in cash for services performed, with a maximum aggregate payment of $370,000 for services through November 1, 2024. Effective November 1, 2024, Ms. Li is entitled to receive consulting fees of $390 per hour in cash for services performed, with a maximum aggregate payment of $220,000 for services from November 1, 2024 through January 31, 2025. The consulting agreement has a one year term, unless extended by our Board of Directors and Ms. Li. Effective as of January 31, 2025, Ms. Li is no longer our principal financial officer and principal accounting officer following the expiry of her consulting agreement on its terms. Pursuant to the consulting agreement entered by and between Ms. Li and us, effective February 5, 2025, she will serve as a consultant until March 31, 2025.
Potential Payments and Benefits upon Termination or Change in Control
Regardless of the manner in which a named executive officer’s employment with us terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including salary and accrued unused vacation pay.
Termination Payments and Benefits
In July 2022, we entered into a Severance and Change in Control Agreement with Dr. Lu, which sets forth the terms of his severance benefits and supersedes the severance benefits to which he was previously entitled to under his employment offer letter.
Pursuant to Dr. Lu’s Severance and Change in Control Agreement and Dr. Rajangam’s offer letter, each of Drs. Lu and Rajangam are eligible to receive the following severance payments and benefits, in accordance with the terms and conditions of their respective Severance and Change in Control Agreement or offer letter, upon a termination without “cause” or upon resignation for “good reason”, contingent upon the named executive officer’s timely delivery to the Company of an effective release of claims, or a qualifying termination:

•
In the event of a qualifying termination, Dr. Lu is entitled to severance equal to (i) 12 months of his then current base salary, (ii) the prorated portion of his target annual bonus, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which his employment terminated, and (iv) up to 12 months of continued group health plan benefits at levels in effect at the time of termination. In lieu of the foregoing payments and benefits, if such qualifying termination occurs within 3 months before or 12 months after a “change of control”, then Dr. Lu is entitled to severance equal to (i) 18 months of his then current base salary, (ii) his target annual bonus for the year of termination, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which his employment terminated, (iv) up to 18 months of continued group health plan benefits at levels in effect at the time of termination, and (v) accelerated vesting of all outstanding time-based equity awards (and the time-based vesting conditions of equity awards which vest by a combination of time-based and performance-based vesting conditions) held by Dr. Lu.

•
In the event of a qualifying termination, Dr. Rajangam is entitled to severance equal to (i) 9 months of her then current base salary, (ii) all earned but unpaid bonus for the calendar year prior to the year in which her employment terminated, and (iii) up to 9 months of continued group health plan benefits at levels in effect at the time of termination. In lieu of the foregoing payments and benefits, if such qualifying termination occurs within 3 months before or 12 months after a “change of control”, then Dr. Rajangam is entitled to severance equal to (i) 12 months of her then current base salary, (ii) her target annual bonus for the year of termination, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which her employment terminated, (iv) up to 18 months of continued group health plan benefits at levels in effect at the time of termination, and (v) accelerated vesting of the time-based equity awards (and the time-based vesting conditions of equity awards which vest by a combination of time-based and performance-based vesting conditions) held by Dr. Rajangam.

The payments and benefits provided to our named executive officers in connection with a change in control may not be eligible for a federal income tax deduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, or the Code. These payments and benefits may also subject the named executive officers to an excise tax under Section 4999 of the Code. If the payments and benefits payable to Drs. Lu or Rajangam in connection with a change in control would subject them to the excise tax imposed under Section 4999 of the Code, such severance benefits will be reduced if such reduction would result in a higher net after-tax benefit to such named executive officers.

For the purposes of our named executive officers’ severance benefits, the following definitions apply:

•
“cause” generally means the occurrence of any of the following: (i) the employee’s material breach of their employment offer letter; (ii) any act (other than retirement) or omission which has a material and adverse effect on our business, or on the employee’s ability to perform services for us, including the commission of any crime (other than minor traffic violations); or (iii) material misconduct or material neglect of the employee’s duties in connection with our business or affairs.

•	“change of control” has the meaning set forth in our 2022 Plan (excluding consummation of the Merger).
•
“good reason” generally means the executive’s termination of their own employment because of any of the following: (i) our breach of any one or more of the material provisions of the executive’s employment offer letter; (ii) a material reduction by us of their annual base salary, unless they consent to such reduction or unless such reduction is applied equally, as a percentage of base salary, to all our senior executives; (iii) a material change in the geographic location at which they are required to provide services; or (iv) a material adverse change in their duties, authority, or responsibilities relative to their duties, authority, or responsibilities in effect immediately prior to such reduction (other than a change in title and provided that a change in title, reporting lines or position in connection with a change of control will not, in itself, be deemed to be a change in duties, authority or responsibility); provided, however, that the executive comply with notice and cure periods set forth in the applicable employment offer letter or Severance and Change in Control Agreement.

Health and Welfare and Retirement Benefits
Health and Welfare Benefits and Perquisites
All of our current named executive officers who are employees are eligible to participate in our health and welfare employee benefit plans generally available to our employees, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 18, 2025:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 26,004,366 shares of our common stock outstanding as of March 18, 2025.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 18, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Senti Biosciences, Inc., 2 Corporate Drive, First Floor, South San Francisco, CA 94080.

	Shares beneficially owned
	Common Stock
Name and address of beneficial owner(1)	Number	Percentage
Directors and Named Executive Officers:
Timothy Lu, M.D., Ph.D.(2)	416,343	1.59%
Kanya Rajangam, M.D., Ph.D.(3)	68,284	*
James J. (Jim) Collins(4)	36,724	*
Brenda Cooperstone(5)	21,198	*
Edward Mathers(6)	18,055	*
Yvonne Li(7)	—	*
Fran Schulz(8)	1,738	*
Donald Tang(9)	12,106	*
Feng Hsiung(10)	2,438	*
Jay Cross(11)	—	*
All executive officers and directors as a group (10 persons)(12)	576,886	2.22%
5 Percent Holders:
Entities Affiliated with NEA(13)	3,775,615	14.52%
Bayer Healthcare LLC(14)	6,142,848	23.62%
Celadon Partners SPV 24(15)	9,777,000	37.60%
PharmaEssentia Corp.(16)	2,111,000	8.12%
Armistice Capital Master Fund Ltd.(17)	1,869,010	7.19%
_________
*Represents beneficial ownership of less than 1%.

(1)
Unless otherwise noted, the business address of each of the individuals and entities listed in the table above is c/o Senti Biosciences, Inc., 2 Corporate Drive, First Floor, South San Francisco, California 94080.

(2)
Consists of (i) 55,949 shares of Common Stock held directly by Dr. Lu, (ii) 52,839 shares of Common Stock held by Luminen Services, LLC, as trustee of the Luminen Trust, of which Dr. Lu is the settlor, (iii) 52,839 shares of Common Stock held by Dr. Lu’s wife, Sandy Shan Wang, and (iv) 254,716 shares of Common Stock issuable upon exercise of stock options held by Dr. Lu that are exercisable within 60 days of March 18, 2025.

(3)
Consists of (i) 35,284 shares of Common Stock issuance upon exercise of stock options held by Dr. Rajangam that are exercisable within 60 days of March 18, 2025 and (ii) 33,000 shares of Common Stock which are held by the Iyer Family Revocable Trust dated Aug 26, 2012, or the Iyer Trust, of which Dr. Rajangam is one of the two authorized trustees. The Iyer Trust also holds a Warrant exercisable for 49,500 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 of our definitive proxy statement filed with the SEC on January 27, 2025, of which 2,470 shares of Common Stock shall be exercisable upon stockholder approval subject to beneficial ownership limitations.

(4)
Consists of 17,613 shares of Common Stock held directly by Dr. Collins and 19,111 shares of Common Stock issuable upon exercise of stock options held by Dr. Collins that are exercisable within 60 days of March 18, 2025.

(5)	Consists of 21,198 shares of Common Stock issuable upon exercise of stock options held by Ms. Cooperstone that are exercisable within 60 days of March 18, 2025.
(6)	Consists of 18,055 shares of Common Stock issuable upon exercise of stock options held by Mr. Mathers that are exercisable within 60 days of March 18, 2025.
(7)
Consists of 0 shares of Common Stock issuable upon exercise of stock options held by Ms. Li that are exercisable within 60 days of March 18, 2025. Effective as of January 31, 2025, Ms. Li is no longer our principal financial officer and principal accounting officer. Pursuant to the consulting agreement entered by and between Ms. Li and us, effective February 5, 2025, she will serve as a consultant until March 31, 2025.

(8)
Consists of 1,738 shares of Common Stock issuable upon exercise of stock options held by Ms. Schulz that are exercisable within 60 days of March 18, 2025. Ms. Schulz was appointed to the Board effective December 9, 2024.

(9)
Consists of (i) 10,368 shares of Common Stock held directly by Mr. Tang and (ii) 1,738 shares of Common Stock issuable upon exercise of stock options held by Mr. Tang that are exercisable within 60 days of March 18, 2025. Mr. Tang was appointed to the Board effective December 9, 2024.

(10)
Consists of 2,438 shares of Common Stock issuable upon exercise of stock options held by Mr. Hsiung that are exercisable within 60 days of March 18, 2025. Mr. Hsiung was appointed to the Board effective March 7, 2025.

(11)
Consists of 0 shares of Common Stock issuable upon exercise of stock options held by Mr. Cross that are exercisable within 60 days of March 18, 2025. Mr. Cross was appointed the CFO effective March 3, 2025. Mr. Cross will become our principal financial officer and principal accounting officer immediately following the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

(12)
Consists of shares beneficially owned by the executive officers and directors listed in the table above along with Jay Cross who joined the Company as Chief Financial Officer effective as of March 3, 2025.

(13)
Based on a Schedule 13D/A filed with the SEC on March 10, 2025. Consists of 3,775,615 shares of Common Stock held by New Enterprise Associates 15, L.P., or NEA 15. NEA 15 also holds a Warrant exercisable for 4,999,500 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which 499,450 shares of Common Stock shall be exercisable upon stockholder approval subject to beneficial ownership limitations. The securities directly held by NEA 15 are indirectly held by NEA Partners 15, L.P., or NEA Partners 15, which is the sole general partner of NEA 15, NEA 15 GP, LLC, or NEA 15 LLC, which is the sole general partner of NEA Partners 15, and each of the individual managers of NEA 15 LLC. The individual managers of NEA 15 LLC, or collectively, the NEA 15 Managers, are Forest Baskett, Anthony A. Florence, Mohamad Makhzoumi, and Scott D. Sandell. NEA 15, NEA Partners 15, NEA 15 LLC and the NEA 15 Managers share voting and dispositive power with regard to the shares directly held by NEA 15. Mr. Edward Mathers, a member of the Board, is a partner at New Enterprise Associates, Inc., which is affiliated with NEA 15, but does not have voting or investment power over the shares held by NEA 15. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares of Common Stock. The address of the principal business office of each of NEA 15 LLC, NEA Partners 15 and Sandell is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. The address of the principal business office of Baskett and Makhzoumi is New Enterprise Associates, 2855 Sand Hill Road, Menlo Park, CA 94025. The address of the principal business office of Florence is New Enterprise Associates, 104 5th Avenue, 19th Floor, New York, NY 10011.

(14)
Based on a Schedule 13D filed with the SEC on March 17, 2025 . Consists of 6,142,848 shares of Common Stock held by Bayer HealthCare LLC, or BHC, Bayer US Holding LP, or BUSH LP, Sebastian Guth, or Guth and Gurumurthy Ramamurthy, or Ramamurthy, of which each of BUSH LP, Guth and Ramamurthy share voting and dispositive power. BHC also holds a Warrant exercisable for 3,333,000 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which 666,267 shares of Common Stock shall be exercisable upon stockholder approval subject to beneficial ownership limitations. The business address for BHC, BUSH LP, Guth and Ramamurthy is 100 Bayer Boulevard, Whippany, New Jersey 07981.

(15)
 Based on a Schedule 13D/A filed with the SEC on March 17, 2025. Consists of 9,777,000 shares of Common Stock held by Celadon Partners SPV 24, or Celadon. Celadon also holds a Warrant exercisable for (i) 7,999,500 shares of Common Stock and (ii) 6,666,000 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which (i) 799,150 shares of Common Stock and (ii) 665,933 shares of Common Stock, respectively, shall be exercisable upon stockholder approval subject to beneficial ownership limitations. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Celadon. Based upon the foregoing analysis, no individual shareholder of Celadon exercises voting or dispositive control over any of the securities held by Celadon, even those in which he directly holds an economic interest. Accordingly, none of them are deemed to have or share beneficial ownership of such shares. Mr. Donald Tang, a member of our board of directors, is a manager of Celadon Partners, LLC, which is the sole manager of Celadon, but does not have voting or investment power over the shares held by Celadon. The business address of Celadon is PO Box 500, 71 Fort Street, Grand Cayman, KY1-1106, Cayman Islands.

(16)
Consists of 2,111,000 shares of Common Stock held by PharmaEssentia Corp., or PharmaEssentia. PharmaEssentia also holds a Warrant exercisable for 3,166,500 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which 316,333 shares of Common Stock shall be exercisable upon stockholder approval subject to beneficial ownership limitations. Ching-Leou Teng has sole voting and dispositive power with respect to the shares held by PharmaEssentia. The business address of PharmaEssentia is 13F, No.3, Park Street, Nangang District, Taipei 115, Taiwan.

$(17.00)
Based on a Schedule 13D filed with the SEC on February 14, 2025. Consists of 1,869,010 shares of Common Stock held by Armistice Capital Master Fund Ltd., or Armistice. Armistice also holds a Warrant exercisable for 1,999,500 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which 99,775 shares of Common Stock shall be exercisable upon stockholder approval subject to beneficial ownership limitations. Steven Boyd as the founder of Armistice Capital, LLC has sole voting and dispositive power with respect to the shares held by Armistice. The business address of Armistice is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.
Private Placement (“PIPE”)
As disclosed previously in this Form 10-K, on December 2, 2024, we entered into the PIPE Purchase Agreement with the Investors, pursuant to which we agreed to issue and sell, in the PIPE, (i) 21,157 shares of Series A redeemable convertible preferred stock for an aggregate offering price of $47.6 million and (ii) 31,735,500 Warrant Shares. The table below sets forth the number of Series A redeemable convertible preferred stock and Warrant Shares purchased by our related parties:

Related Person	Shares of Series A Preferred Stock	Series A Preferred Stock Purchase Price	Warrant Shares	Warrant Exercise Price
Iyer Family Revocable Trust dated Aug 26 2012(1)	33	$74,250	49,500	$113,850
New Enterprise Associates 15, L.P.(2)	3,333	$7,499,250	4,999,500	$11,498,850
Bayer HealthCare LLC(3)	2,222	$4,999,500	3,333,000	$7,665,900
Celadon Partners SPV 24(4)	9,777	$21,998,250	14,665,500	$33,730,650

(1)	Kanya Rajangam, our current President, Head of Research Development and Chief Medical Officer, is one of the two authorized trustees of the Iyer Trust.
(2)
Edward Mathers, a member of our Board of Directors, is employed as a Partner at New Enterprise Associates, Inc., which is affiliated with New Enterprise Associates 15, L.P, which holds greater than 5% of our outstanding stock.

(3)	Bayer HealthCare LLC holds greater than 5% of our outstanding stock.
(4)	Donald Tang, a member of our Board of Directors, is affiliated with Celadon Partners SPV 24.
Non-Employee Director Agreements
Agreement with David Epstein
On July 1, 2022, we entered into a consulting agreement with our former director, David Epstein which agreement was amended on April 27, 2023, pursuant to which he provides certain consulting and advisory services, as is more fully described in the section titled “Non-Employee Director Agreements” under Item 11 of our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, as amended and filed with the SEC on April 26, 2024.
Agreement with James Collins

On May 14, 2021, we entered into an agreement with our director James Collins, pursuant to which he is a member and chair of the Company’s Scientific Advisory Board, or SAB, and as more fully described in the section titled “Non-Employee Director Agreements” under Item 11 of our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, as amended and filed with the SEC on April 26, 2024.
Agreement with Seer, Inc.
On December 23, 2022, we agreed to purchase a piece of biologics automation equipment for our research facility from Seer, Inc. (NASDAQ: SEER) for $200,000. Omid Farokhzad, a former member of our Board of Directors, is the Chief Executive Officer of Seer. The equipment was delivered in January 2023. The consideration of $200,000, plus interest, will be paid over a two-year period. Ownership title will transfer to Senti upon final payment. The design and sale of this equipment is the main business of Seer and there is no comparable product on the market. The Audit Committee approved the purchase of the equipment at a committee meeting on March 17, 2023. The transaction was classified in the Company’s books as a finance lease that commenced on March 1, 2023.
Agreements with GeneFab, LLC
Framework Agreement
On August 7, 2023, we entered into a framework agreement, or the Framework Agreement, with GeneFab, LLC, a Delaware limited liability company, or GeneFab, and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, or Valere, which is wholly owned by a company managed by Celadon Partners, LLC, pursuant to which we, subject to the terms and conditions therein, (i) sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights to GeneFab, including all of our equipment and leasehold improvements at our facilities in Alameda, California, or the Alameda Facility and certain of our intellectual property related to the schematics for and design of the Alameda Facility, and (ii) subleased to GeneFab its premises under the lease for the Alameda Facility (a portion of which is subject to the satisfaction of certain conditions), or collectively, the Purchased Assets. In addition, we agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation, or the License Agreement. Donald Tang, a member of our Board of Directors, is a manager of Celadon Partners, LLC.
Pursuant to the Framework Agreement, we sold the Purchased Assets, and consummated, or will consummate, the other transactions contemplated thereby, for total consideration of $37.8 million in cash (of which the amounts payable at closing of the transactions contemplated by the Agreement shall be subject to certain offsets against the advance payment under the DMSA (as defined below), or the Cash Consideration, and the grant of the Seller Economic Share (as defined below) by Valere. Fifty percent of the Cash Consideration was paid at closing and the remaining was due to us following the signing of an IP license agreement. We signed an amendment to the Framework Agreement wherein the parties waived payment of the remaining amount in connection with Celadon’s investment in the PIPE in December 2024 as described herein.
Seller Economic Share Agreement
In connection with the Agreement, we, GeneFab and Valere entered into a seller economic share agreement, or the SESA, pursuant to which we will be entitled to receive ten percent of the realized gains of Valere arising and resulting from any cash or in-kind distributions from GeneFab in connection with the dividend or sale event, subject to the terms and conditions of the SESA.
Development and Manufacturing Services Agreement
In connection with the Agreement, we entered into a development and manufacturing services agreement with GeneFab, which was subsequently amended and restated, or the DMSA, pursuant to which GeneFab will provide to us, certain research, development, and manufacturing services. Subject to GeneFab’s meeting of certain criteria, we and our licensees will be obligated to engage GeneFab for certain services. We made an advance payment to GeneFab of $18.9 million for such services and received a credit of $8 million from GeneFab to be applied to a portion of the future invoices for such services. Each party may terminate the DMSA for the other party’s uncured material breach of the DMSA, or for insolvency events or for certain technical events. In December 2024, we entered into an Amended and Restated DMSA with GeneFab in connection with the PIPE.
Option Agreement
In connection with the Framework Agreement, we also entered into a letter agreement with GeneFab, which was subsequently amended and is referred to herein as the Option Agreement, pursuant to which GeneFab has the right to invest up to approximately $20.0 million to purchase up to 1,963,344 shares of our common stock, subject to approval by our stockholders to the extent required pursuant to applicable Nasdaq rules, at a price of $10.18670 per share in private placements in up to ten installments, or the Option. Pursuant to the Option Agreement and applicable Nasdaq rules, in no event may we issue shares of common stock under the Option Agreement equal to more than 19.99% of the shares of common stock outstanding immediately prior to the execution of the Option Agreement, or the Exchange Cap, unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules. The Option is exercisable for a period of 36 months following the execution of the License Agreement. Pursuant to the Option Agreement, we also agreed to register all the shares of common stock purchased by GeneFab under the Option Agreement for resale by filing up to four registration statements, subject to certain conditions and restrictions contained in the Option Agreement. The Option Agreement was assigned to Celadon Partners, the sole investor of GeneFab, on May 28, 2024.
Consulting Agreement with Ms. Li
In May 2024, we entered into a consulting agreement with Yvonne Li, which sets forth the terms of her engagement with Senti as our former Interim Chief Financial Officer. Pursuant to the consulting agreement, Ms. Li was initially entitled to receive consulting fees of $350 per hour in cash for services performed, with a maximum aggregate payment of $370,000 for services through November 1, 2024. Effective November 1, 2024, Ms. Li is entitled to receive consulting fees of $390 per hour in cash for services performed, with a maximum aggregate payment of $220,000 for services from November 1, 2024 through January 31, 2025. The consulting agreement has a one year term, unless extended by our Board of Directors and Ms. Li. Effective as of January 31, 2025, Ms. Li is no longer our principal financial officer and principal accounting officer following the expiry of her consulting agreement on its terms. Pursuant to the consulting agreement entered by and between Ms. Li and us, effective February 5, 2025, she will serve as a consultant until March 31, 2025.
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
Registration Rights
2022 Registration Rights
As previously disclosed herein, the holders of the Founder Shares, the holders of the Private Placement Shares, and the Anchor Investors are entitled to registration rights pursuant to the registration and stockholder rights agreement requiring us to register such securities for resale. As at the date of this Form 10-K, there are 575,000 Founder Shares, 87,102 of which were distributed to the Anchor Investors, and 71,550 Private Placement Shares outstanding. The holders of these securities are entitled to make up to three demands, excluding short form demands, that DYNS registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. DYNS will bear the expenses incurred in connection with the filing of any such registration statements. Under the Investor Rights and Lock-up Agreement, the Anchor Investors will be entitled to registration rights in respect of these shares.
In addition, the PIPE Investors are entitled to registration rights pursuant to the subscription agreements they entered into with DYNS in connection with the PIPE Investment. The PIPE Investors subscribed for, in aggregate, 506,000 shares of common stock concurrently with the consummation of the Merger, and all such shares have registration rights.
In total, after the consummation of the Merger, an aggregate of 1,152,550 shares of our common stock held by stockholders of DYNS prior to the consummation of the Merger and by the PIPE Investors are subject to registration rights, comprising 71,550 Private Placement Shares, 487,897 Founder Shares, 87,102 shares of common stock issued to Anchor Investors and 506,000 shares of common stock issued to PIPE Investors.
These registration rights are only applicable so long as the Company does not already have a resale registration statement in effective for these shares. As of the date of this Form 10-K, we currently have in effect a resale registration statement for the shares included in the Investor Rights and Lock-up Agreement.
PIPE Registration Rights Agreement
We and the Investors who participated in the PIPE entered into the Registration Rights Agreement, pursuant to which, among other things, we agreed to file, as promptly as reasonably practicable following the closing of the PIPE, but, in any event, not later than one hundred twenty (120) days thereafter, or the Filing Date, a resale registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) providing for the resale by the Investors of (i) the shares of common stock issuable upon conversion of the Series A redeemable convertible preferred stock and (ii) the Warrant Shares, wherein (i) and (ii) collectively are referred to as the Registrable Shares, and to use commercially reasonable efforts to cause such resale registration statement to be declared effective as soon as practicable but in any event no later than the earlier of (a) the seventy-fifth (75th) calendar day following the Filing Date of the registration statement if the SEC notifies us that it will “review” the registration statement and (b) the fifth (5th) business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. We also agreed to take all steps necessary to keep such registration statement effective at all times until all Registrable Shares have been resold, or there remains no Registrable Shares. We have agreed to pay a liquidated damages penalty upon certain failures to meet the deadlines set forth above or to keep the resale registration statement continuously effective, which penalties will not exceed 5% of the aggregate subscription amount.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

We incurred the following fees from KPMG LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2024 and 2023.

($ in thousands)	2024	2023
Audit fees(1)	$991	$1,023
Audit-Related fees(2)
Tax fees(3)
All other fees(4)
Total fees	$991	$1,023
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
During our 2024 and 2023 fiscal years, no services were provided to us by KPMG LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.1^	Business Combination Agreement, dated as of December 19, 2021, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex A to the Registration Statement).	S-4/A	333-262707	2.1	May 10, 2022
2.2^	Amendment No. 1 to Business Combination Agreement, dated as of February 12, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex AA to the Registration Statement).	S-4/A	333-262707	2.2	May 10, 2022
2.3^	Amendment No. 2 to Business Combination Agreement, dated as of May 19, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc.	8-K	001-40440	2.1	May 24, 2022
3.1	Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc.	8-K	001-40440	3.1	June 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Officer Exculpation Amendment)	8-K	001-40440	3.1	July 12, 2024
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Reverse Stock Split Amendment)	8-K	001-40440	3.1	July 17, 2024
3.4	Amended and Restated Bylaws of Senti Biosciences, Inc.	8-K	001-40440	3.2	June 15, 2022
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Senti Biosciences, Inc.	8-K	001-40440	3.1	December 2, 2024
4.1	Specimen Common Stock Certificate.	8-K	001-40440	4.1	July 14, 2024
4.2	Form of Common Stock Warrant	8-K	001-40440	3.1	December 2, 2024
4.3*	Description of Securities
10.1	Note Subscription Agreement by and among Senti Biosciences, Inc., Dynamics Special Purpose Corp. and Bayer HealthCare LLC, dated as of May 19, 2022.	8-K	001-40440	10.1	May 24, 2022
10.2+	Senti Biosciences, Inc. 2016 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-4	333-262707	10.2	February 14, 2022
10.3+	Senti Biosciences, Inc. 2022 Amended and Restated Equity Incentive Plan and forms of award agreements thereunder.	8-K	001-40440	10.1	March 10, 2025
10.4+	Senti Biosciences, Inc. 2022 Employee Stock Purchase Plan.	10-Q	001-40440	10.4	August 15, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.5+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers. Combination.	S-4/A	333-262707	10.5	May 10, 2022
10.6+	Employee Offer Letter, by and between Timothy Lu and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.6	February 14, 2022
10.7	Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated July 17, 2018.	S-4	333-262707	10.10	February 14, 2022
10.8	First Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated May 8, 2019.	S-4	333-262707	10.11	February 14, 2022
10.9	Second Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated June 17, 2020.	S-4	333-262707	10.12	February 14, 2022
10.10†	Research and Development and Laboratory Lease Agreement, by and between 1430 Harbor Bay Pkwy LLC and Senti Biosciences, Inc., dated June 3, 2021.	10-K	001-40440	10.13	March 22, 2023
10.11†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated July 20, 2020.	S-4	333-262707	10.14	February 14, 2022
10.12†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated February 5, 2021.	S-4	333-262707	10.15	February 14, 2022
10.13†	Research Collaboration and License Agreement by and between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated April 9, 2021.	S-4	333-262707	10.16	February 14, 2022
10.14†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated May 17, 2021.	S-4	333-262707	10.17	February 14, 2022
10.15†	Collaboration and Option Agreement by and between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated May 21, 2021.	S-4	333-262707	10.18	February 14, 2022
10.16	Investor Rights and Lock-up Agreement.	8-K	001-40440	10.4	June 15, 2022
10.17+	Senti Biosciences, Inc. Amended and Restated 2022 Inducement Plan and forms of award agreements thereunder.	S-8	333-285655	10.30	March 7, 2025
10.18	Registration Rights Agreement dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-40440	10.2	September 1, 2022
10.19+	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-40440	10.3	March 10, 2025
10.20+	Consulting Agreement between Senti Biosciences, Inc. and David Epstein.	10-Q	001-40440	10.2	November 10, 2022
10.21+	Severance and Change in Control Agreement between the Company and Tim Lu.	10-Q	001-40440	10.5	November 10, 2022
10.22†	Amendment No. 1 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated December 8, 2022.	10-K	001-40440	10.32	March 22, 2023

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.		Exhibit	Filing Date
10.23†	Side Letter between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated February 3, 2023.	10-K	001-40440		10.33	March 22, 2023
10.24	Scientific Advisory Board Agreement between Senti Biosciences, Inc. and James Collins.	10-K	001-40440		10.34	March 22, 2023
10.25+	Employee Offer Letter by and between Kanya Rajangam and Senti Biosciences, Inc., dated May 10, 2022.	10-Q	001-40440		10.1	May 9, 2023
10.26†	Amendment No. 2 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated May 12, 2023.	10-Q	001-40440		10.1	August 11, 2023
10.27†	Framework Agreement by and among Senti Biosciences, Inc., GeneFab, LLC and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440		10.1	November 14, 2023
10.28†	Seller Economic Share Agreement by and among Senti Biosciences, Inc., GeneFab, Inc and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440	1	10.2	November 14, 2023
10.29†	Development and Manufacturing Services Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440		10.3	November 14, 2023
10.30†	Sublease Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440		10.4	November 14, 2023
10.31†	Option Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023.	POS-AM (on S-1)	333-265873		10.8	November 1, 2023
10.32†	Collaboration and Option Agreement by and between Senti Biosciences, Inc., and Celest Therapeutics (Shanghai) Co. Ltd., dated November 6, 2023.	10-K	001-40440		10.41	March 21, 2024
10.33#	Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Senti Biosciences, Inc., dated July 16, 2024	8-K	001-40440		10.1	July 16, 2024
10.34#	Sublease Agreement by and between the Company and GeneFab, LLC, dated as of May 7, 2024.	10-Q	001-40440		10.1	August 13, 2024
10.35	Consulting Agreement by and between the Company and Yvonne Li, effective as of May 1, 2024.	10-Q	001-40440		10.4	August 13, 2024
10.36^	Sublease Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.	10-Q	001-40440		10.2	November 14, 2024
10.37^	Storage License Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.	10-Q	001-40440		10.3	November 14, 2024
10.38^	Securities Purchase Agreement, dated December 2, 2024, by and among Senti Biosciences, Inc. and the purchasers named therein.	8-K	001-40440		10.1	December 2, 2024
10.39^	Registration Rights Agreement, dated December 2, 2024 by and among Senti Biosciences, Inc., and the investors named therein.	8-K	001-40440		10.2	December 2, 2024
10.40	Designation Agreement, dated December 2, 2024, by and between Senti Biosciences, Inc., and Celadon Partners SPV 24.	8-K	001-40440		10.3	December 2, 2024

Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.41	Designation Agreement, dated December 2, 2024, by and between Senti Biosciences, Inc., and New Enterprise Associates 15, L.P.	8-K	001-40440	10.4	December 2, 2024
10.42*	Form of Performance Stock Unit Award Agreement.
10.43*	Amended and Restated Development and Manufacturing Services Agreement between Senti Biosciences, Inc. and GeneFab, LLC dated December 10, 2024
10.44*	Amendment No. 1 to Framework Agreement by and among Senti Biosciences, Inc., Valere Bio, Inc. and GeneFab, LLC dated December 10, 2024
10.45*	Amendment No. 1 to Option Agreement between Senti Biosciences, Inc. and Celadon Partners SPV XVI dated December 10, 2024
16.1	Letter from Marcum LLC to the SEC	8-K	001-40440	16.1	June 15, 2022
19.1*	Insider Trading Policy
21.1	List of Subsidiaries	8-K	001-40440	21.1	June 15, 2022
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm (ID 185)
24.1*	Power of Attorney (included on the signature page to the Annual Report on Form 10-K which forms part of this Annual Report on Form 10-K).
31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Senti Biosciences, Inc. Compensation Recovery Policy	10-K	001-40440	97	March 21, 2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

__________________

*	Filed herewith.

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
Date: March 20, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy Lu as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Timothy Lu	Chief Executive Officer, President and Director	March 20, 2025
Timothy Lu, M.D., Ph.D.	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Brenda Cooperstone	Director	March 20, 2025
Brenda Cooperstone

/s/ Edward Mathers	Director	March 20, 2025
Edward Mathers

/s/ James J. Collins	Director	March 20, 2025
James J. (Jim) Collins, Ph.D.

/s/ Frances Schulz	Director	March 20, 2025
Frances Schulz

/s/ Donald Tang	Director	March 20, 2025
Donald Tang

/s/ Feng Hsiung	Director	March 20, 2025
Feng Hsiung