Form 10-Q
period 2025-03-31
Senti Biosciences, Inc.
filed 2025-05-06
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from ___to___
Commission File Number 001-40440

Senti Biosciences, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025 there were 26,081,139 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.
i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,802	$48,277
Accounts receivable	127	159
GeneFab receivable - related party	2,091	1,646
GeneFab prepaid expenses - related party	6,569	6,639
Prepaid expenses and other current assets	2,624	2,240
Total current assets	45,213	58,961
Restricted cash	3,549	3,538
Property and equipment, net	20,533	21,289
Operating lease right-of-use assets	13,407	13,948
Other non-current assets	76	105
TOTAL ASSETS	$82,778	$97,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,559	$1,454
Accrued expenses and other current liabilities	3,843	6,385
Operating lease liabilities, current	4,811	4,647
GeneFab sublease deferred income - related party	513	660
Total current liabilities	10,726	13,146
Operating lease liabilities, non-current	27,634	28,891
Other non-current liabilities	6,559	5,049
TOTAL LIABILITIES	44,919	47,086
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; zero and 21,200 shares authorized as of March 31, 2025 and December 31, 2024, respectively; zero and 21,157 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of zero and $147,647 as of March 31, 2025 and December 31, 2024, respectively	—	25,106
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 500,000,000 shares authorized as of both March 31, 2025 and December 31, 2024; 26,004,366 and 4,829,035 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital	349,102	322,782
Accumulated deficit	(311,246)	(297,134)
TOTAL STOCKHOLDERS’ EQUITY	37,859	25,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,778	$97,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development (including related party costs of $4,070 and $3,632 for the three months ended March 31, 2025 and March 31, 2024, respectively)	9,281	8,779
General and administrative	7,116	7,522
Total operating expenses	16,397	16,301
Loss from operations	(16,397)	(16,301)
Other income:
Interest income	394	331
GeneFab sublease income - related party	1,713	1,461
Other income	178	—
Change in fair value of GeneFab Option - related party	—	2,314
Change in fair value of GeneFab Economic Share - related party	—	55
Change in fair value of GeneFab Note Receivable - related party	—	29
Total other income	2,285	4,190
Net loss	$(14,112)	$(12,111)
Comprehensive loss	$(14,112)	$(12,111)
Basic and diluted net loss	$(14,112)	$(12,111)
Basic and diluted net loss per share	$(1.41)	$(2.65)
Basic and diluted weighted-average number of shares used in computing net loss per share	10,012,908	4,570,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	4,569,900	$1	$311,256	$(244,344)	$66,913
Vesting of early exercise of common stock options	—	—	1,266	—	34	—	34
Stock-based compensation	—	—	—	—	1,258	—	1,258
Net loss	—	—	—	—	—	(12,111)	(12,111)
Balances at March 31, 2024	—	$—	4,571,166	$1	$312,548	$(256,455)	$56,094

Balances at December 31, 2024	21,157	$25,106	4,829,035	$1	$322,782	$(297,134)	$25,649
Conversion of Series A redeemable convertible preferred stock to common stock	(21,157)	(25,106)	21,157,000	2	25,104	—	25,106
Issuance of common stock for vesting of restricted stock units	—	—	17,909	—	—	—	—
Vesting of early exercise of common stock options	—	—	422	—	12	—	12
Stock-based compensation	—	—	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	(14,112)	(14,112)
Balance at March 31, 2025	—	$—	26,004,366	$3	$349,102	$(311,246)	$37,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,112)	$(12,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,204	1,258
Depreciation	926	984
Change in fair value of GeneFab Note Receivable - related party	—	(29)
Change in fair value of GeneFab Economic Share - related party	—	(55)
Change in fair value of GeneFab Option - related party	—	(2,314)
Changes in operating assets and liabilities:
Accounts receivable	32	38
GeneFab receivable - related party	(445)	21
GeneFab prepaid expenses - related party	70	3,487
Prepaid expenses and other assets	(265)	192
Operating lease right-of-use assets	542	477
Accounts payable	357	389
Accrued expenses and other current liabilities	(1,119)	(2,946)
Operating lease liabilities	(1,093)	(946)
GeneFab sublease deferred income - related party	(147)	(127)
Net cash used in operating activities	(14,050)	(11,682)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(15)
Net cash used in investing activities	—	(15)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from CIRM Grant	1,510	—
Payment of issuance costs	(1,924)	—
Net cash used in financing activities	(414)	—
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14,464)	(11,697)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	51,815	39,448
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$37,351	$27,751

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchases of property and equipment in accounts payable and accrued expenses	$170	$—
Unpaid issuance costs	$605	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Description of Business
Senti Biosciences, Inc. and its subsidiaries (the “Company” or “Senti”), is a clinical stage biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies for patients living with incurable diseases. Senti’s mission is to create a new generation of smarter therapies that can outsmart complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with gene circuits. These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
Liquidity and Going Concern
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. As of March 31, 2025, the Company raised aggregate gross proceeds of $355.9 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $311.2 million and $297.1 million, respectively. The Company’s net losses were $14.1 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
The Company concluded that substantial doubt continued to exist and that the Company’s cash and cash equivalents of $33.8 million as of March 31, 2025, were not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that the Company’s efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and include all adjustments consisting of normal recurring adjustments that the management of Senti Biosciences believes are necessary for a fair presentation of the periods presented and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment within continuing operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, redeemable convertible preferred stock, and the determination of the incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of March 31, 2025 and 2024, the Company has not experienced any credit losses in such accounts or investments.
As of March 31, 2025, the Company had prepaid future manufacturing and research services of $6.6 million under an agreement with GeneFab, LLC (“GeneFab”) for certain development and manufacturing services agreement which are recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheet. As of March 31, 2025, the Company also had $2.1 million receivable from GeneFab related to both services provided under the transition services agreement and sublease rent payments which are recorded in GeneFab receivable - related party in the condensed consolidated balance sheets. The prepaid expense and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 3. GeneFab Transaction for further details of the GeneFab transaction.
Unaudited Interim Condensed Consolidated Financial
The accompanying interim condensed consolidated financial statements and the related footnotes are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 20, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2025, as compared to the significant

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2024.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted the guidance on January 1, 2025, and the adoption did not result in additional disclosures in the notes to our condensed consolidated financial statements.
Note 3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement (“the “GeneFab Framework Agreement”) with GeneFab and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under a lease for the Alameda facility. The Company and GeneFab also entered into a development and manufacturing services agreement (“DMSA”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. As part of this transaction, the Company entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on August 7, 2023. The DMSA was amended and restated on December 10, 2024 as described below. GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850. Refer to Note 12. Related Parties for GeneFab related party considerations.
GeneFab prepaid expenses - related party
The Company was entitled to $18.9 million in future manufacturing and research activities to be rendered by GeneFab under the services agreement, which are recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. As of March 31, 2025, the Company had utilized the full amount of this initial prepaid amount for manufacturing and research activities.
On December 10, 2024, in connection with the private placement described in further detail in Note 6. Stockholders’ Equity, the Company and GeneFab entered into an amended and restated DMSA, and agreed to make an additional advance payment of $10.0 million to GeneFab. The Company paid $6.0 million in December 2024 and the remaining $4.0 million in January 2025, and these prepayments were recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. As of March 31, 2025, $6.5 million of this prepaid amount is remaining for future manufacturing and research activities.
GeneFab Economic Share
The Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option in ASC 825, and the GeneFab Economic Share was recorded as an asset in GeneFab Economic Share - related party on condensed consolidated balance sheet at its fair value of $1.8 million on August 7, 2023. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero. Changes in fair value of the GeneFab Economic Share

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
are reported as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
GeneFab Note Receivable
The total consideration in connection with the transaction was $37.8 million, of which $18.9 million was received by the Company on August 7, 2023 and such payment was netted against prepayment due to GeneFab for future manufacturing and research activities. The remaining $18.9 million was to be paid to the Company in installments in 2024 and 2025 (the “GeneFab Note Receivable”), subject to satisfaction of certain conditions.
The Company elected to account for the GeneFab Note Receivable under the fair value option, and the GeneFab Note Receivable was recorded as an asset in GeneFab receivable - related party on the condensed consolidated balance sheet at its fair value of $16.6 million on August 7, 2023. The GeneFab Note Receivable was remeasured each reporting period with changes from remeasurement included in other income (expense) on the condensed consolidated statements of operations and comprehensive loss.
On December 10, 2024, in connection with the private placement described in further detail in Note 6. Stockholders’ Equity, the Company, GeneFab and Valere Bio, Inc. entered into an amendment to the GeneFab Framework Agreement, pursuant to which the GeneFab Note Receivable was waived by the parties.
GeneFab Option
GeneFab was granted an option to purchase up to 1,963,344 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the Company’s outstanding shares of common stock as of August 7, 2023. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815. As such, the GeneFab Option was recorded as a liability in GeneFab Option - related party on condensed consolidated balance sheet at its fair value of $9.6 million on August 7, 2023. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero. The GeneFab Option was remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
Consolidation and Related Party
The Company determined that GeneFab is a variable interest entity since its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. The Company performed a qualitative analysis to determine if it is the primary beneficiary of GeneFab and determined it does not have the power to direct the significant activities of GeneFab. As a result, the Company determined it is not the primary beneficiary and therefore does not consolidate GeneFab.
GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850. Refer to Note 12. Related Parties for GeneFab related party considerations.
Note 4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)

	March 31,	December 31,
(in thousands)	2025	2024
Prepaid expenses	2,551	1,321
Deposits	73	335
Other	—	584
Total prepaid expenses and other current assets	$2,624	$2,240
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Leasehold improvements	$22,660	$22,660
Lab equipment	7,720	7,550
Furniture and fixtures	331	331
Computer equipment and software	299	299
Property and equipment at cost	31,010	30,840
Less: accumulated depreciation	(10,477)	(9,551)
Property and equipment, net	$20,533	$21,289
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accruals related to:
Professional and other service fees	$1,517	$2,647
Clinical trials	1,013	763
Employee-related expenses	892	2,542
Other current liabilities	421	433
Total accrued expenses and other current liabilities	$3,843	$6,385
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Liabilities associated with CIRM Grant	$6,410	$4,900
Other	149	149
Total other non-current liabilities	$6,559	$5,049
CIRM Grant
On August 3, 2024, the Company executed an agreement with California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s SENTI-202 clinical trial. Under the terms of the

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
CIRM Grant, the Company is obligated to co-fund up to $4.8 million, pay certain royalties and licensing fees or convert the CIRM Grant to a loan. As presented in the table above, the Company received an aggregate of $6.4 million from the CIRM Grant as of March 31, 2025.
Note 5. Operating Leases
Lessee Accounting
The Company’s operating leases are primarily for its corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The HQ lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the right-of-use assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain.
Lease costs are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$1,288	$1,316
Variable lease cost (1)	280	268
Short-term lease cost	6	8
Total lease cost	$1,574	$1,592
(1)Variable lease costs comprise primarily of common area maintenance charges for the operating leases, which is dependent upon usage.
Supplemental cash flow information related to the leases was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating cash flows net outflows from operating lease	$(1,839)	$(1,784)
Weighted-average remaining lease terms and discount rates were as follows:

March 31, 2025
Weighted-average remaining lease term (years)	6.5
Weighted-average discount rate	9.2%

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
As of March 31, 2025, maturities of lease liabilities were as follows:

(in thousands)
2025, for the remainder of the year	$5,639
2026	7,712
2027	5,769
2028	4,855
2029	5,000
2030	5,150
Thereafter	9,379
Total undiscounted lease payments	43,504
Less imputed interest	(11,059)
Total lease liabilities	$32,445
Lessor Accounting
GeneFab Subleases - Related Party (Note 12)
On August 7, 2023, the Company entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in September 2032. The facility supports the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. Total undiscounted payments to be received by the Company over the term of the Alameda lease sublease is approximately $44.1 million.
On June 12, 2024, the Company entered into a sublease with GeneFab for a portion of the Company’s HQ lease. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease is approximately $1.3 million.
As of March 31, 2025 and December 31, 2024, the Company had $1.5 million and $1.0 million receivable from GeneFab related to the sublease rent payments, respectively, which was recorded in GeneFab receivable - related party on the condensed consolidated balance sheets.
BKPBIOTECH and JLSA2 Therapeutics Sublease
On September 23, 2024, the Company entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., to sublease a portion of the Company’s HQ lease. The sublease commenced on October 7, 2024, and will expire on April 30, 2027. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease is approximately $1.1 million. The sublease contains customary events of default, representations, warranties and covenants.
As of March 31, 2025, maturities of the Company’s sublease payments were as follows:

(in thousands)
2025, for the remainder of the year	$4,047
2026	5,492
2027	5,060
2028	4,891
2029	5,037
2030	5,188
Thereafter	8,070
Total undiscounted sublease payments	$37,785

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
A summary of total sublease income was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Sublease income - base rent	$1,417	$1,203
Sublease income - variable	474	258
Total sublease income (1)	$1,891	$1,461
(1)On the condensed consolidated statement of operations, $1.7 million was recorded in GeneFab sublease income - related party and $0.2 million was recorded as other income for the three months ended March 31, 2025.
Note 6. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through March 31, 2025, no cash dividends have been declared or paid.
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
2025 ATM Agreement
On March 20, 2025, the Company entered into a Sales Agreement (the “2025 ATM Agreement”) with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, up to a maximum aggregate offering price of $17.5 million of its common stock through Leerink Partners as its sales agent. Under the 2025 ATM Agreement, the Company is not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company pays Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common stock share sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the three months ended March 31, 2025, no shares had been issued under the 2025 ATM Agreement.
Common Stock Purchase Agreement
On August 31, 2022, the Company and Chardan Capital Markets LLC (“Chardan”) entered into a Common Stock Purchase Agreement and a Registration Rights Agreement, which was amended and restated on July 16, 2024

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday Volume Weighted Average Price (“VWAP”) Purchases (collectively referred to as the “A&R Purchase Agreement”). Pursuant to the A&R Purchase Agreement, the Company had the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the A&R Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the A&R Purchase Agreement, the Company issued 10,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee, upon execution of the A&R Purchase Agreement. On March 17, 2025, the Company terminated the A&R Purchase Agreement. Prior to termination, the Company issued 384,313 shares of common stock to Chardan under the A&R Purchase Agreement, with aggregate net proceeds of $3.0 million. For the three months ended March 31, 2025 and 2024, no shares had been issued under the A&R Purchase Agreement.
Contingent Earnout
Certain individuals may receive up to 200,000 additional shares of the Company’s common stock in the aggregate, in two equal tranches of 100,000 shares of common stock per tranche. The first and second tranches are issuable if the closing VWAP per share of common stock quoted on the Nasdaq is greater or equal to $15.00 and $20.00, respectively over any twenty trading days within any thirty-day trading period.
The first tranche term was a two-year period from June 8, 2022 to June 8, 2024 (the “First Tranche Term”). The $15.00 share price milestone for the first tranche was not satisfied during the First Tranche Term and any such rights to receive the first tranche of additional shares of the Company’s common stock have been cancelled and extinguished. The second tranche term is a three-year period from June 8, 2022 to June 8, 2025 (the “Second Tranche Term”) and together with the First Tranche Term, the “Tranche Terms”). If there is a change of control within the applicable Tranche Term that results in a per share price equal to or in excess of the $15.00 and $20.00 share price milestones not previously met, then the Company shall issue the earnout shares to such individuals.
The Company accounts for the Contingent Earnout under the fair value option and classified as a liability on the Company’s condensed consolidated financial statements. The Contingent Earnout was remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
Private Placement
The Company’s Board of Directors has the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions.
On December 2, 2024, the Company entered into a securities purchase agreement with certain investors in which the Company agreed to sell, in a private placement (the “Offering”), (i) up to 21,157 shares of Series A redeemable convertible preferred stock, par value $0.0001 per share, for an aggregate offering price of $47.6 million and (ii) accompanying warrants to purchase up to 31,735,500 shares of common stock, par value $0.0001 per share. Each share of Series A redeemable convertible preferred stock will be issued at $2,250.00 per share and, subject to Stockholder Approval (defined below), is convertible into 1,000 shares of common stock. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time on or after the Stockholder Approval and on or prior to the five year anniversary of the original issuance date. A holder of a Warrant may not exercise the Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of a Warrant may increase or decrease this percentage not in excess of 45% by providing at least 61 days’ prior notice to the Company.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
On December 9, 2024, the Company closed the initial tranche of the Offering, in which the Company issued 16,713 shares of Series A redeemable convertible preferred stock and Warrants to purchase 25,069,500 shares of common stock for $35.2 million, net of issuance costs of $2.4 million. Additionally, an investor had the option to purchase up to an additional 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock at a subsequent closing. On December 31, 2024, the Company closed the second tranche of the Offering, in which the Company issued 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock for $9.9 million, net of issuance costs of $0.1 million.
On March 6, 2025, at our special meeting of stockholders, our stockholders approved the issuance of common stock in accordance with Nasdaq Listing Rule 5635 upon (i) conversion of Series A redeemable convertible preferred stock and (ii) the exercise of warrants to purchase shares of common stock. Subsequently, on March 10, 2025, we converted the outstanding shares of Series A redeemable convertible preferred stock into 21,157,000 shares of common stock, at the conversion price of $2.25 per share, subject to the terms and limitations contained in the Certificate of Designation.
The Company had no convertible preferred stock authorized or outstanding as of March 31, 2025. As of December 31, 2024, the convertible preferred stock was summarized as follows:

	December 31, 2024
(In thousands, except share amounts)	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	21,200	21,157	$25,106	$147,647
Total	21,200	21,157	$25,106	$147,647
The Company had reserved shares of its common stock for future issuance as follows:

	March 31,	December 31,
	2025	2024
Common stock options issued and outstanding	4,655,262	1,333,030
Restricted stock units outstanding	1,097,489	56,423
Performance stock units outstanding	94,952	106,806
Common stock shares available for future issuance under equity plans	943,026	270,907
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	127,681	79,387
Contingent earnout common stock	100,000	100,000
Common Stock Purchase Agreement	484,944	484,944
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Unvested early exercised common stock	—	422
Series A redeemable convertible preferred stock	—	21,157,000
Total	41,202,198	57,287,763
Note 7. Stock-based Compensation
2022 Equity Incentive Plan ( the “2022 EIP”)
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 EIP increased by 241,472 shares. On March 6, 2025, the number of shares of common stock available for issuance under the 2022

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Plan increased by an additional 4,300,000 shares from the stockholder approval. As of March 31, 2025, the total number of shares of common stock available for issuance under the 2022 Plan is 521,628.
2022 Inducement Plan (the “2022 IN”)
On March 7, 2025, the Company’s Board of Directors approved the total number of shares of common stock available for issuance under the 2022 IN increased to 2,500,000 shares. As of March 31, 2025, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 2,221,398.
2022 Employee Stock Purchase Plan (the “2022 ESPP”)
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 ESPP increased by 48,294 shares. As of March 31, 2025, the total number of shares of common stock available for issuance under the ESPP is 127,681.
Stock-based Compensation
Total stock-based compensation was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
General and administrative	$1,019	$1,338
Research and development	185	(80)
Total stock-based compensation	$1,204	$1,258
Note 8. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss, basic and diluted	$(14,112)	$(12,111)
Denominator:
Weighted-average shares outstanding, basic and diluted	10,012,908	4,570,744
Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(2.65)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented. The following potential common stock securities were excluded from the

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2025	2024
Common stock options issued and outstanding	4,655,262	1,184,525
Restricted stock units outstanding	1,097,489	97,904
Performance stock units outstanding	94,952	—
Contingent earnout common stock	100,000	200,000
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	—
Unvested early exercised options	—	4,220
Total	39,646,547	3,449,993
Note 9. Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of the cash, cash equivalents and restricted cash:

	March 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$33,802	$48,277
Restricted cash (1)	3,549	3,538
Total	$37,351	$51,815
(1)As of March 31, 2025 and December 31, 2024, restricted cash balance primarily consisted of a letter of credit for the Alameda facility lease of $2.9 million, and a letter of credit for the HQ lease of $0.5 million.
The following table is a summary of our cash equivalents and restricted cash:

	March 31, 2025
(in thousands)	Amortized Cost	Fair Value
Money market funds	36,736	36,736
Total available-for-sale securities	36,736	36,736

Classified as:
Cash equivalents		$33,187
Restricted cash		3,549
Total available-for-sale securities		$36,736

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
Money market funds	$39,407	$39,407
Total available-for-sale securities	$39,407	$39,407

Classified as:
Cash equivalents		$35,869
Restricted cash		3,538
Total available-for-sale securities		$39,407

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
As of March 31, 2025 and December 31, 2024, all of the Company’s cash equivalents and restricted cash were available-for-sale and no allowance for credit loss was recorded.
Note 10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

	March 31, 2025
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$36,736	$36,736
Total assets measured at fair value	$36,736	$36,736

	December 31, 2024
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$39,407	$39,407
Total assets measured at fair value	$39,407	$39,407
Assets Classified as Level 3
GeneFab Economic Share
The fair value of the GeneFab Economic Share is based on significant unobservable inputs. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the three months ended March 31, 2025, there was no change in fair value for the GeneFab Economic Share.
Liabilities Classified as Level 3
GeneFab Option
The fair value of the GeneFab Option is based on significant unobservable inputs. In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the three months ended March 31, 2025, there was no change in fair value for the GeneFab Option.
Contingent Earnout Liability
The fair value of the Contingent Earnout Liability is based on significant unobservable inputs. In determining the fair value of the Contingent Earnout Liability, the Company uses a Monte Carlo simulation value model using a distribution of potential outcomes. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the Contingent Earnout Liability was zero due to the low probability of the remaining tranche terms being met. For the three months ended March 31, 2025, there was no change in fair value for the Contingent Earnout Liability.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Note 11. Income Tax
The Company’s income tax provision was zero for each of the three months ended March 31, 2025 and 2024. While the Company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses their current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
Note 12. Related Parties
NEA
New Enterprise Associates, Inc. (“NEA”) held 14.5% and 9.2% shares of common stock as of March 31, 2025 and December 31, 2024, respectively. NEA held one of the seven seats on the Company’s Board of Directors as of March 31, 2025 and December 31, 2024. As part of the private placement in December 2024, NEA is also entitled to designate one additional director to the Company’s Board of Directors.
Celadon Partners, LLC
Celadon Partners LLC (“Celadon”) held 37.6% and no shares of the Company’s common stock as of March 31, 2025 and December 31, 2024, respectively, and is considered a related party to the Company. Celadon is the parent company of Valere Bio, of which GeneFab is a wholly-owned subsidiary. As part of the private placement in December 2024 (Note 6), Donald Tang, a founder and manager of Celadon, was appointed to the Company’s Board of Directors. Celadon was also assigned the GeneFab Option in 2024. Additionally, Celadon is entitled to designate two additional directors to the Company’s Board of Directors, and Feng Hsiung was appointed to the Board of Directors as one of these two additional directors in March 2025. As of March 31, 2025, Celadon held two of the seven seats on the Company’s Board of Directors.
Bayer Healthcare LLC
Bayer, Healthcare, LLC (“Bayer”) held 19.9% and 12.2% shares of the Company’s common stock as of March 31, 2025 and December 31, 2024, respectively, and is considered a related party to the Company.
Bayer is the parent company of BlueRock Therapeutics LP (“BlueRock”). The Company and BlueRock entered a collaboration and option agreement (“BlueRock Agreement”) in May 2021, pursuant to which the Company and BlueRock, on a program-by-collaboration program basis, collaborates in many aspects for certain therapy products. The Company was responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a three-year research term. The Company completed the initial research plan and related activities in May 2024. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred. As of March 31, 2025, Bayer has not exercised its option for a license.
GeneFab
As a result of the transaction with GeneFab (Note 3), GeneFab supports the Company’s clinical manufacturing of our CAR-NK programs, including SENTI-202. GeneFab’s Chief Executive Officer, Philip Lee, Ph.D., was the former Co-Founder and Chief Technology Officer of the Company. The Company determined GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850.
The Company recorded the GeneFab Economic Share as an asset, and the GeneFab Option as a liability on the condensed consolidated balance sheets. The Company was entitled for future services from GeneFab and certain

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
advance payment to GeneFab, and such payment was recorded in are recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. Refer to Note 3. GeneFab Transaction.
The Company and GeneFab entered into a sublease agreements that GeneFab subleased the facility included in the Alameda lease and a portion of the Company’s HQ lease. Refer to Note 5. Operating leases.
The Company incurred certain costs on behalf of GeneFab under a transition services agreement, and such costs were due from GeneFab. As of March 31, 2025 and December 31, 2024, the Company recorded $0.6 million and $0.7 million, respectively, in GeneFab receivable - related party on the condensed consolidated balance sheet. The Company incurred $4.1 million and $3.6 million of research and development expenses under the services agreement for the three months ended March 31, 2025 and 2024, respectively. Refer to Note 3. GeneFab Transaction.
Note 13. Commitments and Contingencies
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which the Company is liable in future periods.
Certain individuals may receive up to 100,000 additional shares of the Company’s common stock in one remaining tranche on or prior to June 8, 2025. Refer to Note 6. Stockholders’ Equity, for further details of the contingent earnout liability.
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
Note 14. Segment Reporting
The Company views operations and manages the business as one operating and reportable segment, which is the research and development of the Company’s gene circuit platform. The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, manages and allocates resources on a consolidated basis.
As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents were $33.8 million and $48.3 million, respectively.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
A summary of the segment loss, including significant expenses, was as noted in the table below.

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating expenses:
Research and development:
External services and supplies	$6,197	$4,776
Personnel-related expenses, including stock-based compensation	1,744	2,500
Facilities and other	1,116	1,243
General and administrative:
External services and supplies	2,194	1,663
Personnel-related expenses, including stock-based compensation	2,585	3,498
Facilities and other	1,636	1,637
Depreciation and amortization	925	984
Total operating expenses	16,397	16,301
Loss from operations	(16,397)	(16,301)
Interest income	394	331
Sublease income	1,891	1,461
Other income, net	—	2,398
Net loss	$(14,112)	$(12,111)

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as Senti’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “explore,” “intend,” “estimate,” “seek,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report and Part II, Item 1A of this Quarterly Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
We are applying our gene circuit technologies to develop a pipeline of medicines that use chimeric antigen receptor (“CAR”) white blood cells with the goal of addressing major challenges and providing potentially lifesaving treatments for people living with cancer. Our lead product candidates utilize off-the-shelf healthy adult donor derived natural killer (“NK”) cells to create CAR-NK cells outfitted with gene circuit technologies in several oncology indications with high unmet need. In 2024, we initiated a clinical trial of SENTI-202 for blood cancers and our partner, Celest Therapeutics, (Shanghai) Co. Ltd., initiated a clinical trial for SENTI-301A/SN301A for solid tumors, which has ceased enrolling patients due to the observance of dose limiting toxicities.
We have incurred net losses of $14.1 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $33.8 million and $48.3 million, respectively, and an accumulated deficit of $311.2 million and $297.1 million, respectively. Net cash flows used in operating activities were $14.1 million and $11.7 million during the three months ended March 31, 2025 and 2024, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
Recent Developments
Transition of Interim Chief Financial Officer
On January 31, 2025, Yvonne Li, the Consulting Agreement by and between the Company and Yvonne Li, the Company’s Interim Chief Financial Officer, expired in accordance with its terms. As such, effective January 31, 2025, Ms. Li will no longer serve as the Company’s principal financial officer and principal accounting officer. On February 5, 2025, the Company and Ms. Li entered into a new consulting agreement pursuant to which Ms. Li will serve as a consultant to the Company and will cooperate with the Company’s executive management team and other functional teams on an orderly transition of her responsibilities until March 31, 2025.
Appointment of Principal Financial Officer and Principal Accounting Officer
Following approval by our Board of Directors, Timothy Lu, M.D., Ph.D., our Chief Executive Officer, was appointed to serve as our interim principal financial officer and principal accounting officer, effective as of January 31, 2025, until immediately following the Company’s filing of the Annual Report, when Mr. Cross assumed responsibilities as the Company’s principal financial officer and principal accounting officer as noted below.
Appointment of Chief Financial Officer

On February 23, 2025, following the approval by our Board of Directors, Jay Cross was appointed as our Chief Financial Officer, effective as of March 3, 2025. The Board also appointed Mr. Cross to serve as our principal financial officer and principal accounting officer, effective immediately following the filing of the Annual Report.
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
Amended and Restated 2022 Equity Incentive Plan (“2022 EIP”)
On March 6, 2025, at the Special Meeting, our stockholders approved the Amended and Restated 2022 EIP, which (i) increased the number of shares of common stock available for issuance under the Company’s 2022 EIP by an additional 4,300,000 shares, (ii) increased the number of shares that may be issued pursuant to incentive stock options to an aggregate number of shares reserved for issuance under the 2022 EIP as of the date that stockholders approved the 2022 EIP and (iii) extended the term of the plan to the tenth anniversary of the date that stockholders approved the 2022 EIP. The 2022 EIP was previously approved, subject to stockholder approval, by the Board.
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
2025 ATM Agreement
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common stock share sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the three months ended March 31, 2025, no shares had been issued under the 2025 ATM Agreement.
Clinical Trial Data Update
On April 28, 2025, we announced certain corporate updates including preliminary data from a Phase 1 clinical trial of SENTI-202, a potential first-in-class off-the-shelf Logic Gated selective CD33 OR FLT3 NOT EMCN chimeric antigen receptor natural killer investigational cell therapy, for the treatment of relapsed/refractory hematologic malignancies including acute myeloid leukemia.
SN301A Update
We have collaborated with Celest Therapeutics (Shanghai) Co. Ltd. (Celest) to evaluate SN301A in a single center Investigator Sponsored Trial in China. SN301A is a Celest product which incorporates our SENTI-301A gene circuit into Celest’s CAR-NK cells, which are made using Celest’s manufacturing platform in China, which is distinct from our manufacturing process. Based on the observation of certain dose limiting toxicities in the SN301A Investigator Sponsored Trial, enrollment has been stopped. We are evaluating next steps with SENTI-301A/SN301A as part of ongoing pipeline prioritization.
Components of Results of Operations
Operating Expenses
Our operating expenses consist of research and development expenses, and general and administrative expenses.
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
•the cost of consultants engaged in research and development, regulatory, and clinical related services

•the cost to develop our manufacturing process and manufacturing product candidates for use in our research, preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and third-party manufacturing organizations, or CMOs;
•facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies;
•costs related to regulatory compliance; and
•the cost of annual license fees.
We have not historically tracked research and development expenses by program, with the exception of third-party research projects. Our internal resources, employees and infrastructure are not directly tied to any one research project or product candidate and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and product candidate discovery programs on a project-specific basis.
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
Research and development expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
(in thousands)	(unaudited)	(unaudited)
External services and supplies	$6,197	$4,776
Personnel-related expenses, including stock-based compensation	1,744	2,500
Facilities and other	1,340	1,503
Total	$9,281	$8,779
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

General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
(in thousands)	(unaudited)	(unaudited)
External services and supplies	$2,194	$1,663
Personnel-related expenses, including stock-based compensation	2,585	3,498
Facilities and other	1,636	1,637
Depreciation and amortization	701	724
Total	$7,116	$7,522
Other Income
Interest Income
Interest income consists of interest earned on our cash and cash equivalents, and restricted cash held during the year.
GeneFab sublease Income - related party
Sublease income is primarily comprised of income from our sublease agreements with GeneFab.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $10.18670 per share. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 10—Fair Value Measurements” in this Report for details.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab and the volatility at each reporting period. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 10—Fair Value Measurements” in this Report for details.
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of GeneFab Note Receivable consists of the remeasurement to fair value at each reporting period of the deferred consideration due from GeneFab for which we have elected the fair value option. As of December 31, 2024, the GeneFab Note Receivable was waived and the Company no longer remeasure its fair value. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—GeneFab Transaction” in this Report for details.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development (including related party costs of $4,070 and $3,632 for the three months ended March 31, 2025 and March 31, 2024, respectively)	$9,281	$8,779	$502
General and administrative	7,116	7,522	(406)
Total operating expenses	16,397	16,301	96
Loss from operations	(16,397)	(16,301)	(96)
Other income:
Interest income	394	331	63
GeneFab sublease income - related party	1,713	1,461	252
Other income	178	—	178
Change in fair value of GeneFab Option - related party	—	2,314	(2,314)
Change in fair value of GeneFab Economic Share - related party	—	55	(55)
Change in fair value of GeneFab Note Receivable - related party	—	29	(29)
Total other income	2,285	4,190	(1,905)
Net loss	$(14,112)	$(12,111)	$(2,001)

Research and development expenses. Research and development expenses were $9.3 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.5 million was primarily due to an increase of $1.4 million in external services and supplies cost, partially offset by a decrease of $0.8 million in personnel-related expenses, including stock-based compensation and $0.2 million in facilities and other cost.
General and administrative expenses. General and administrative expenses were $7.1 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.4 million was primarily due to an increase of $0.5 million in external services and supplies cost, partially offset by a decrease of $0.9 million in personnel-related expenses.
Interest income. Interest income was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase is attributed to higher average cash balances in the relevant periods.
GeneFab sublease income - related party. GeneFab sublease income - related party was $1.7 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due to the sublease income from a portion of the HQ lease started on June 12, 2024.
Change in fair value of GeneFab Option - related party. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the three months ended March 31, 2025, there was no change in fair value for the GeneFab Option.
Change in fair value of GeneFab Economic Share - related party. As of March 31, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the three months ended March 31, 2025, there was no change in fair value for the GeneFab Economic Share.
Change in Fair Value of GeneFab Note Receivable - related party. As of December 31, 2024, the GeneFab Note Receivable was waived and the Company no longer remeasures the fair value.
Liquidity and Capital Resources

Sources of Liquidity
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2025, we had $33.8 million in cash and cash equivalents, and an accumulated deficit of $311.2 million.
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
From inception to March 31, 2025, we raised aggregate gross proceeds of $355.9 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
On August 31, 2022, we entered into the A&R Purchase Agreement with Chardan. Pursuant to the A&R Purchase Agreement, we had the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 872,704 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of common stock were solely at our election, and we were under no obligation to sell any securities to Chardan under the Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 10,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee. On March 17, 2025, the Company terminated the A&R Purchase Agreement. Prior to termination, the Company issued 384,313 shares of common stock to Chardan under the A&R Purchase Agreement, with aggregate net proceeds of $3.0 million.
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common stock share sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the three months ended March 31, 2025, no shares had been issued under the 2025 ATM Agreement.
The transaction with GeneFab, as described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—GeneFab Transaction” in this Report, provided us with additional capital in the form of a note receivable and rights to future manufacturing and research activities and reduced longer term operating expenses. The total consideration in connection with the transaction was $37.8 million of which $18.9 million was due at closing and was netted against a prepayment owed by us for manufacturing and research activities to GeneFab. The remaining consideration of $18.9 million was to be received in installments during 2024 and 2025, subject to satisfaction of certain conditions.

In December 2024, the remaining consideration of $18.9 million was waived in connection with the Private Placement of preferred stock described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 6—Stockholders’ Equity” in this Report.
The agreement with CIRM, as described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Other Financial Statement information” in this Report is expected to provide us in total a grant of $8.0 million, subject to achievement of certain operational milestones. The CIRM Grant will help support the ongoing clinical development of SENTI-202.
In December 2024, we issued 21,157 shares of Series A redeemable convertible preferred stock and accompanying warrants to purchase up to 31,735,500 shares of common stock for an aggregate offering price of 47.6 million. On March 10, 2025, we converted the outstanding shares of Series A redeemable convertible preferred stock into 21,157,000 shares of common stock, at the conversion price of $2.25 per share.
Cash Flows
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(14,050)	$(11,682)
Investing activities	—	(15)
Financing activities	(414)	—
Net change in cash, cash equivalents and restricted cash	$(14,464)	$(11,697)
Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities of $14.1 million was primarily due to our loss of $14.1 million with non-cash adjustments $0.9 million for depreciation and $1.2 million for stock-based compensation expense. Other material changes comprised of $1.1 million decrease in accrued expenses and other current liabilities and $1.1 million decrease in operating lease liabilities.
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
Investing Activities
For the three months ended March 31, 2025, there was no cash provided by or used in investing activities.
For the three months ended March 31, 2024, net cash used in investing activities was nominal.

Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities was $0.4 million, primarily due to the payment of issuance costs of $1.9 million, offset by CIRM Grant received of $1.5 million.
For the three months ended March 31, 2024, there was no cash provided by financing activities.
Funding Requirements
We concluded that substantial doubt continued to exist and that our cash and cash equivalents of $33.8 million as of March 31, 2025, were not sufficient for us to continue as a going concern for at least one year from the issuance date of the condensed consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. Our continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing our business and raising capital, there can be no assurance that our efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2025, from those as of December 31, 2024 as reported in our Annual Report.
Off-Balance Sheet Arrangements
For the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.
Critical Accounting Estimates
For the three months ended March 31, 2025, there have not been no material changes to our critical accounting policies and estimates compared to those disclosed in Part II, Item 7 of our Annual Report.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. Our CODM (Chief Executive Officer) views our operations and manages the business as a single operating segment, which is the research and development of our gene circuit platform. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 14—Segment Reporting” in this Report for additional information related to operating segment. All long-lived assets are located in the United States. We do not currently generate any revenue.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” we are not required to provide this information.

Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarter Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
Remediation Efforts to Address the Material Weakness
Based on the remediation efforts described below, while substantial progress has been made related to the sufficiency and adequacy of the resources in our finance and accounting function, further actions and testing are necessary before we can conclude full remediation. Remediation efforts will continue to include the following:
•engaging a professional accounting services firm to assist with significantly complex, technical accounting transactions;
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls; and
•enhancing internal controls around complex transaction accounting areas.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of hiring, training, and retaining personnel with appropriate levels of experience in accounting, technology, and internal controls. Additional time is required to complete the remediation over lack of sufficient and adequate resources in the finance and accounting function to ensure the sustainability of these remediation actions. As such, we have concluded that the material weakness over the lack of sufficient and adequate resources in the finance and accounting function has not been fully remediated as of March 31, 2025, and therefore have concluded that our disclosure controls and procedures were not effective as of March 31, 2025. We believe the above actions, when complete, will be effective in the remediation of the material weakness described above.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
•In December 2024, we announced initial clinical data from the Phase 1 clinical trial of our first product candidate, SENTI-202 and the first patient dosed in a clinical trial of SN301A in China under our collaboration with Celest Therapeutics, and the rest of our current product candidates are in preclinical development. In April 2025, Celest Therapeutics decided to stop dosing in its SN301A clinical trial due to dose limiting toxicities observed. Other product candidates may also fail in clinical development or suffer delays that materially and adversely affect their ability to receive regulatory approval or to attain commercial viability.

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
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $311.2 million and $297.1 million, respectively. Our net losses were $14.1 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
We expect our net losses to increase substantially as we:
•continue to advance our gene circuit platform technologies;
•initiate and conduct clinical trials of our current and future product candidates;
•continue preclinical development of our current and future product candidates and initiate additional preclinical studies;
•acquire and in-license technologies aligned with our gene circuit platform technologies;
•seek regulatory approval of our current and future product candidates;
•expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, and commercialization efforts;
•continue to develop, maintain, expand, and defend our intellectual property portfolio; and
•incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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
As of March 31, 2025, we had $33.8 million in cash and cash equivalents. In connection with the preparation of this Quarterly Report, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for twelve months following the filing of this Quarterly Report. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:
•the timing and progress of preclinical and clinical development of our current and potential future product candidates;
•the timing and progress of our development of our gene circuit platforms;
•the number and scope of preclinical and clinical programs we decide to pursue;
•the terms of any current third-party manufacturing contract or biomanufacturing partnership or future manufacturing contract or biomanufacturing partnership we may enter into;
•our ability to maintain our current licenses and collaborations, conduct our research and development programs and establish new strategic partnerships and collaborations;
•the progress of the development efforts of our existing strategic partners and third parties with whom we may in the future enter into collaboration and research and development agreements;

•the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;
•supply chain disruptions, global political and market conditions, tariffs and inflationary pressures on our business;
•the cost and timing of regulatory approvals; and
•our efforts to enhance operational systems and to hire and retain personnel, including personnel to support development of our product candidates and to satisfy our obligations as a public company.
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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we will not be able to continue as a going concern beyond twelve months from the issuance date of this Quarterly Report. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend internal research and development efforts for SENTI-301A. In August 2023, we announced a transaction with GeneFab pursuant to which we transferred our in-house manufacturing operations and assets to GeneFab. In January 2024, we announced a strategic plan to focus our resource allocation to investment in clinical development of SENTI-202 and on partnership of our SENTI-301A program in China. In September 2024, we subleased to BKBIOTECH, Inc., and JLSA2 Therapeutics, Inc., certain portions of our corporate headquarters. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of March 31, 2025, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.9 million related to our headquarter facility leases. As of the date of this
Quarterly Report, we hold certain funds in accounts with Silicon Valley Bank, or SVB. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
•adverse events experienced by participants in our clinical trials or by individuals using therapeutics similar to our product candidates;
•delays in submitting INDs or comparable foreign applications, or delays or failures to obtain the necessary approvals from regulatory authorities to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;
•delays in enrolling research subjects in clinical trials;
•high drop-out rates of research subjects;

•inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•conditioning patients with fludarabine in advance of administering our product candidates, which may be difficult to source, costly, or increase the risk of infections and other adverse side effects;
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
•delays as a result of a pandemic or other public health emergency, or events associated with a pandemic or other health emergency;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policies and guidelines; or
•the FDA or other regulatory authorities interpreting our data differently than we do.
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
Other than SENTI-202 and SENTI-301A, none of our current product candidates have ever been tested in humans. We may ultimately discover that our current product candidates do not possess certain properties that we believe are helpful for therapeutic effectiveness and safety or would otherwise support the submission of an IND on the timelines we expect, or at all. In early clinical trials with the Celest Therapeutics’ SN301A program which incorporates our SENTI 301A gene circuit, our partner, Celest Therapeutics observed certain dose limiting toxicities in some patients and has decided to stop dosing patients in the SN301A clinical trial. We also do not know if the observations we have made regarding our gene circuits generally and our product candidates in particular will translate into any clinical response when tested in humans. As an example, while the TAA CD33 has been clinically validated as a target for an approved antibody-drug conjugate therapy, it has not been clinically validated as a target for CAR-NK or CAR-T therapies, and may not prove to be a clinically sufficient target for the CAR-NK therapies we are developing. As a result of these uncertainties related to our gene circuit platform technologies and our product candidates, we may never succeed in developing a marketable product based on our current product candidates. If any of our current or potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We announced initial results from the Phase 1 clinical trial for SENTI-202 and our partner Celest Therapeutics initiated clinical trials for SN-301A in China, and have not initiated clinical trials for any other product candidates. It is likely that there will be side effects associated with the use of certain of our products. For example, Celest Therapeutics saw dose limiting toxicities in early results from its clinical trial of SN-301A and has decided to stop dosing patients in that trial. Further, if the NOT GATE gene circuit, engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely impacting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely impact our business and financial condition and impair our ability to generate revenues.

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
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-301A, and other potential product candidates, we only received clearance of our IND for SENTI-202 in December 2023, and initiated our Phase 1 clinical trial for SENTI-202 in the second quarter of 2024 and announced initial results from the Phase 1 clinical trial for SENTI-202 in the fourth quarter of 2024. In addition, our partner in China, Celest Therapeutics, began dosing in a clinical trial for SN-301A in December 2024 but stopped dosing in that trial in April 2025 due to certain dose limiting toxicities observed in that clinical trial. We have not tested any other products in humans and we cannot assure you that any other existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

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
Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of the current and potential future product candidates we are evaluating, an element of our long term strategy is to discover, develop, and globally commercialize additional targeted therapies beyond our current product candidates to treat various conditions and in a variety of therapeutic areas. Even if we identify investigational therapies that initially show promise, we may fail to successfully develop and commercialize such products for many reasons, including the following:
•the research methodology used may not be successful in identifying potential investigational therapies;
•competitors may develop alternatives that render our investigational therapies obsolete;
•investigational therapies we develop may be covered by third parties’ patents or other exclusive rights;
•an investigational therapy may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio;
•an investigational therapy may not be capable of being produced in clinical or commercial quantities at an acceptable cost, or at all; and
•an approved product may not be accepted as safe and effective by patients, the medical community or third-party payors.
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
Even if regulatory approval is obtained for a product candidate, including SENTI-202, we may not generate or sustain revenue from sales of approved products. Market acceptance of our gene circuit platform technologies and our current and potential future product candidates, if approved, will depend on, among other factors:
•the timing of our receipt of any marketing and commercialization approvals;
•the terms of any approvals and the countries in which approvals are obtained;
•the safety and efficacy of our product candidates and gene circuit technologies in general;
•the prevalence and severity of any adverse side effects associated with our product candidates;
•limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•relative convenience and ease of administration of our product candidates;
•the success of our physician education programs;
•the availability of coverage and adequate government and third-party payor reimbursement;
•the pricing of our products, particularly as compared to alternative treatments; and
•availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.
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
We may not be able to initiate or continue any clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. We cannot predict how difficult it will be to enroll patients for trials in the indications we are studying. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:
•the severity of the disease under investigation;
•the patient eligibility criteria defined in the clinical trial protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity and availability of clinical trial sites for prospective patients;
•willingness of physicians to refer their patients to our clinical trials;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions as to the potential risks and benefits of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•our ability to obtain and maintain patient informed consents;
•patient eligibility and exclusion criteria for the trials;
•ability to monitor patients adequately during and after treatment;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•factors we may not be able to control, such as potential pandemics that may limit the availability of patients, principal investigators or staff or clinical sites to participate in our clinical trials.
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
We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:
•further discussions with the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, including the endpoint measures required for regulatory approval and our statistical plan;
•the limited number of, and competition for, suitable study sites and investigators to conduct our clinical trials, many of which may already be engaged in other clinical trial programs with similar patients, including some that may be for the same indications as our product candidates;
•any delay or failure to obtain timely approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•inability to obtain sufficient funds required for a clinical trial;
•clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•delay or failure to manufacture sufficient quantities or inability to produce quantities of consistent quality, purity and potency of the product candidate for our clinical trials;
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
•delay or failure to obtain institutional review board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
•the FDA or other comparable foreign regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
•slower than expected rates of patient recruitment and enrollment;
•failure of patients to complete the clinical trial;
•the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
•unforeseen safety issues, including severe or unexpected drug-related adverse events experienced by patients, including possible deaths;

•lack of efficacy or failure to measure a statistically significant clinical benefit within the dose range with an acceptable safety margin during clinical trials;
•termination of our clinical trials by one or more clinical trial sites;
•inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•inability to monitor patients adequately during or after treatment by us or our CROs;
•our CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;
•inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;
•the impact of, and delays related to, health epidemics such as the COVID-19 pandemic;
•the need to suspend, repeat or terminate clinical trials as a result of non-compliance with regulatory requirements, inconclusive or negative results or unforeseen complications in testing; and
•the suspension or termination of our clinical trials upon a breach or pursuant to the terms of any agreement with, or for any other reason by, any future strategic collaborator that has responsibility for the clinical development of any of our product candidates.
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
In the past, we have depended on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with Spark Therapeutics, Inc., or Spark, BlueRock Therapeutics, Inc., or BlueRock, and Celest Therapeutics, for the application of our gene circuit platform technology to the development and commercialization of potential product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and harm our results of operations.
Our business strategy for exploiting the potential of our gene circuit platform technology has been dependent in part upon maintaining our current arrangements and establishing new arrangements with strategic partners, research collaborators and other third parties. We currently have collaboration agreements with Spark, BlueRock and Celest. These collaboration agreements provide for, as the case may be, among other things, research funding and significant future payments to us from our collaborators should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our collaborators are typically responsible for, in the applicable territories and fields:
•electing to advance product candidates through preclinical and/or into clinical development;
•conducting clinical development and obtaining required regulatory approvals for product candidates; and
•commercializing any resulting products.
As a result, we may not be able to conduct these collaborations in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. For example, Celest has determined that it will not move forward with its clinical trial of SN301A, a product that incorporates some of our technology. In addition, Spark did not exercise its option to continue pursuing the products under collaboration with them. If other collaborations result in similar outcomes, our ability to generate revenue could be harmed.
In addition, the development and commercialization of other potential product candidates under our collaboration agreements could be substantially delayed, and our ability to receive future funding could be substantially impaired if one or more of our collaborators:
•shifts its priorities and resources away from our collaborations due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;
•ceases development in therapeutic areas which are the subject of our collaboration;
•fails to select a product candidate for advancement into preclinical development, clinical development, or subsequent clinical development into a marketed product;
•changes the success criteria for a particular product candidate, thereby delaying or ceasing development of such product candidate;
•significantly delays the initiation or conduct of certain activities which could delay our receipt of milestone payments tied to such activities, thereby impacting our ability to fund our own activities;
•develops a product candidate that competes, either directly or indirectly, with our product candidates;
•does not obtain the requisite regulatory approval of a product candidate;
•does not successfully commercialize a product candidate;
•encounters regulatory, resource or quality issues and is unable to meet demand requirements;
•exercises its rights under the agreement to terminate the collaboration, or otherwise withdraws support for, or otherwise impairs development under the collaboration

•disagrees on the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of research and development activities for such product candidate; and
•uses our proprietary information or intellectual property in such a way as to jeopardize our rights in such property.
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
We also may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us, our product candidates or our technologies. These transactions would entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•disruption of our business and diversion of our management’s time and attention in order to negotiate and manage a collaboration or develop acquired products, product candidates or technologies;
•incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
•higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses;

•difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;
•impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and
•the inability to retain key employees of any acquired business.
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
We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely on CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. Under our Development and Manufacturing Services Agreement with GeneFab, we are obligated to engage GeneFab for certain manufacturing services subject to GeneFab’s meeting of certain criteria. GeneFab and any other CMO may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources and the shift to a different CMO could be expensive. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards, our product specifications and all applicable regulations.
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
If we receive regulatory approval for any product candidate and we are unable, for any reason, to have sufficient quantities of the product produced, or if we are unable to obtain or maintain third-party manufacturing arrangements on commercially reasonable terms, we may not be able to commercialize the product candidate successfully. Failure to execute on our manufacturing requirements and comply with cGMP and cGTP could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of product candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•loss of the cooperation of potential future collaborators;
•subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of product candidates; and
•in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.
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
On February 25, 2025, we announced the appointment of Jay Cross as our Chief Financial Officer effective March 3, 2025, and principal financial officer and principal accounting officer, effective following the filing date of the Annual Report.
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
Our business is subject to risks associated with conducting business internationally. Some of our future clinical trials may be conducted outside of the United States and we may enter into key supply arrangements or do other business with persons outside of the United States. For example, in November 2023, we entered into a strategic collaboration with Celest, a China-based biotechnology company, for the clinical development of a product candidate for our SENTI-301A product to treat solid tumors in China. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States, including China. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States, including China. Doing business internationally involves a number of risks, including but not limited to:
•multiple, conflicting and changing laws and regulations such as those relating to privacy, data protection and cybersecurity, tax laws, tariffs, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us to obtain and maintain regulatory approvals for the commercialization of our product candidates in various countries;
•rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property rights;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•certain expenses including, among others, expenses for travel, translation and insurance; and
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries, including China among other countries.
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
We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and potentially clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some of our anticipated future clinical data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Despite the implementation of security measures, our internal computer systems and information technology systems and infrastructure and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs upon which our business relies are vulnerable to breakdown or damage or interruption from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyberattacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, social engineering (including phishing attacks), computer malware, malicious codes, viruses, wrongful intrusions, and data breaches. Like other companies in our industry, we, and our third-party vendors, have experienced and will continue to experience threats and cybersecurity incidents relating to our information technology systems and infrastructure. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. These risks may be increased as a result of pandemics, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or data breaches that may remain undetected for an extended period.
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
We license rights from third parties to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to three license agreements with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI, for intellectual property relevant to our product candidates. For a more detailed description of the license agreements with NCI, see the section titled “Business—Agreements” in the Annual Report.
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
We have certain obligations to third-party licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from other third parties to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of our existing license agreements, see the section titled “Business— Our Material Agreements” in the Annual Report. If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.
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
Disputes may arise between us and our present and future licensors regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues, including but not limited to our right to transfer or assign the license;
•whether and the extent to which our product candidates, technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patents and other rights to third parties, including the terms and conditions thereof;
•our diligence obligations with respect to the development and commercialization of our product candidates that are covered by the license agreement, and what activities satisfy those diligence obligations;
•our right to transfer or assign the license;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
•the priority of invention of patented technology.

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
•result in costly litigation that may cause negative publicity;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•subject us to substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees; or
•require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:
•others may be able to create gene circuit technologies that are similar to our technologies or our product candidates, but that are not covered by the claims of any patents that we own, license or control;
•we or any strategic collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own, license or control;
•we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;
•others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our owned or in-licensed intellectual property rights;
•it is possible that our owned or in-licensed pending patent applications will not lead to issued patents;
•issued patents that we own, in-license, or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent application covering such trade secrets or know-how; and
•the patents of others may have an adverse effect on our business.
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
We may experience delays in completing our preclinical studies and initiating, conducting or completing our clinical trials. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:
•the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
•obtaining regulatory approval to commence a clinical trial;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•obtaining IRB or ethics committee approval at each clinical trial site;
•recruiting suitable patients to participate in a clinical trial;
•having patients complete a clinical trial or return for post-treatment follow-up;
•clinical trial sites deviating from trial protocol or dropping out of a trial;
•the FDA placing the clinical trial on hold;
•subjects failing to enroll or remain in our trial at the rate we expect;

•subjects choosing an alternative treatment for the indication for which we are developing or other product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trial;
•subjects experiencing severe or unexpected drug-related adverse events;
•any changes to our manufacturing process that may be necessary or desired;
•adding new clinical trial sites; and
•manufacturing sufficient quantities of our product candidates for use in clinical trials.
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
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;

•foreign exchange fluctuations and tariffs;
•compliance with foreign manufacturing, customs, shipment, import and export controls and storage requirements;
•cultural differences in medical practice and clinical research; and
•diminished protection of intellectual property in some countries.
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
Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product candidate, withdrawal of the product candidate from the market or voluntary or mandatory product recalls;
•fines, warning letters, untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic collaborators;
•suspension or revocation of product approvals;
•suspension of any ongoing clinical trials;
•product seizure or detention or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties or monetary fines.

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
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. See section titled “Business - Government Regulation – Healthcare Reform” in the Annual Report.
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
Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See section titled “Business - Government Regulation - Other U.S. Healthcare Laws” in the Annual Report.
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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. See section titled “Business - Government Regulation - Coverage and Reimbursement” in the Annual Report.
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
Similar to the trading prices of the common stock of other biotechnology companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our shares of our Common Stock may be influenced by many factors, including the other risks described in the section of the Annual Report entitled “Risk Factors” and the following:
•our ability to advance our current or potential future product candidates through clinical development;
•results of preclinical studies and clinical trials for our current or potential future product candidates, or those of our competitors or potential future collaborators;
•the impact of macroeconomic conditions;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;
•the success of competitive products or technologies;
•introductions and announcements of new products by us, our future commercialization collaborators, or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory authorities with respect to our future products, clinical trials, manufacturing process or sales and marketing terms;
•actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;
•market conditions in the pharmaceutical and biotechnology sectors;
•market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company, or SPAC;
•announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;
•developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•our ability or inability to raise additional capital and the terms on which it is raised;
•the recruitment or departure of key personnel;
•changes in the structure of healthcare payment systems;

•actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•announcement and expectation of additional financing efforts;
•speculation in the press or investment community;
•trading volume of shares of our common stock;
•sales of our common stock by us or our stockholders;
•the concentrated ownership of shares of our common stock;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters, public health crises and other calamities; and
•general economic, industry and market conditions.
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
As of March 31, 2025, the market price of our common stock is below $100.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 506,000 shares of our common stock sold to certain investors in connection with the private placement that was completed concurrently with the Merger and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 487,897 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.04 per share, and 87,103 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 575,000 shares of our common stock could sell their securities at a per share price that is less than $100.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. Furthermore, we have registered (a) up to 21,157 shares of Series A redeemable convertible preferred stock and (b) up to 31,735,500 shares of common stock underlying the accompanying Warrants pursuant to a resale registration statement on Form S-3, which were previously offered and sold by us in the 2024 PIPE transaction described herein. None of the securities issued pursuant to the 2024 PIPE transaction were initially registered under the Securities Act or any state securities laws, rather, we offered the securities in reliance on exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A redeemable convertible preferred stock, or the Certificate of Designation, each share of Series A redeemable convertible preferred stock was issued at $2,250.00 per share in the 2024 PIPE transaction and was converted into 1,000 shares of common stock, effective March 10, 2025. Subject to the terms and limitations contained in the

Certificate of Designation, each share of Series A redeemable convertible preferred stock issued in the PIPE Transaction converted into such number of shares of common stock, at the conversion price of $2.25 per share, or the Conversion Price, subject to the terms and limitations contained in the Certificate of Designation. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time and from time to time on or after March 6, 2025. On March 18, 2025, the closing price of our common stock as reported on the Nasdaq Capital Market was $3.65 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $1.8 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.3 million.
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
Significant additional capital will be needed in the future to continue our planned operations, including further development of our gene circuit platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of shares of our common stock. Furthermore, the 31,735,500 shares of common stock issuable to our current stockholders upon the exercise of the Warrants issued pursuant to the 2024 PIPE transaction could cause our stock price to decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them. For a more detailed description of our equity financing through sale of common shares please see the Risk Factor entitled “We have issued a substantial number of warrants which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders” in the Annual Report.
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
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock would be diminished; and
•the market price of shares of our common stock may decline.
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
Our Charter, Bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our Charter and Bylaws include provisions that:
•authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified Board of Directors whose members serve staggered three-year terms, such that not all members of the board will be elected at one time;
•specify that special meetings of our stockholders can be called only by our Board of Directors;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;
•specify that no stockholder is permitted to cumulate votes at any election of directors;
•expressly authorize our Board of Directors to make, alter, amend or repeal our Bylaws; and
•require super majority votes of the holders of our common stock to amend specified provisions of our Charter and Bylaws.
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
Pursuant to the securities purchase agreement, dated December 2, 2024, with certain accredited investors in a private placement transaction, we issued warrants to purchase certain shares of common stock. As of March 31, 2025, approximately 31,735,500 shares of our common stock were reserved for issuance upon exercise of outstanding warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.
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
We will file a registration statement on Form S-3 to register the 52,892,500 shares of our common stock that are issuable pursuant to the conversion of the Series A redeemable convertible preferred stock and exercise of the warrants that we sold and issued to certain investors in a private placement transaction in December 2024. This registration statement will be filed in connection with the registration rights agreement dated December 2, 2024, among the Company and the investors in the private placement transaction. The registration rights agreement requires the Company to maintain an effective registration statement which could force the Company to file a registration statement following the filing of this Quarterly Report.
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
Our current operations are located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our headquarters, or the manufacturing facilities of our third-party contract manufacturers, may have a material adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics, such as the COVID-19 outbreak could further disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our headquarters or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial condition, results of operations and prospects.
Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of our product candidates or future development programs;
•results of preclinical studies and clinical trials, or the addition or termination of preclinical studies and clinical trials or funding support by us or potential future collaborators;
•our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any of our existing or potential future collaboration, licensing or similar arrangements;
•any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•additions and departures of key personnel;

•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Executive Officer Trading Arrangements
During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Consulting Agreement by and between the Company and Yvonne Li, effective as of February 5, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 6th day of May, 2025.

Date: May 6, 2025	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
		Name:	Jay Cross
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)