Form 10-Q
period 2025-06-30
Senti Biosciences, Inc.
filed 2025-08-07
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___
Commission File Number: 001-40440

Senti Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2437900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Corporate Drive, First Floor
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)
(650) 239-2030
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SNTI	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025 there were 26,160,206 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.
i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,576	$48,277
Accounts receivable	168	159
GeneFab receivable - related party	3,524	1,646
GeneFab prepaid expenses - related party	5,483	6,639
Prepaid expenses and other current assets	1,770	2,240
Total current assets	32,521	58,961
Restricted cash	3,529	3,538
Property and equipment, net	19,593	21,289
Operating lease right-of-use assets	12,845	13,948
Other non-current assets	52	105
TOTAL ASSETS	$68,540	$97,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,020	$1,454
Accrued expenses and other current liabilities	3,628	6,385
Operating lease liabilities, current	4,979	4,647
GeneFab sublease deferred income - related party	360	660
Total current liabilities	9,987	13,146
Operating lease liabilities, non-current	26,332	28,891
Other non-current liabilities	7,569	5,049
TOTAL LIABILITIES	43,888	47,086
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; zero and 21,200 shares authorized as of June 30, 2025 and December 31, 2024, respectively; zero and 21,157 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of zero and $147,647 as of June 30, 2025 and December 31, 2024, respectively	—	25,106
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 500,000,000 shares authorized as of both June 30, 2025 and December 31, 2024; 26,160,206 and 4,829,035 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital	350,628	322,782
Accumulated deficit	(325,979)	(297,134)
TOTAL STOCKHOLDERS’ EQUITY	24,652	25,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,540	$97,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (including related party costs of $3,586 and $3,637 for the three months ended June 30, 2025 and 2024, respectively, and $7,656 and $7,269 for the six months ended June 30, 2025 and 2024, respectively)	$10,029	$9,151	$19,310	$17,929
General and administrative	6,769	4,205	13,885	11,728
Total operating expenses	16,798	13,356	33,195	29,657
Loss from operations	(16,798)	(13,356)	(33,195)	(29,657)
Other income:
Interest income	270	236	664	568
GeneFab sublease income - related party	1,586	1,587	3,299	3,047
Other income	209	6	387	6
Change in fair value of GeneFab Option - related party	—	1,631	—	3,945
Change in fair value of GeneFab Economic Share - related party	—	(1,473)	—	(1,418)
Change in fair value of GeneFab Note Receivable - related party	—	166	—	195
Total other income	2,065	2,153	4,350	6,343
Net loss	$(14,733)	$(11,203)	$(28,845)	$(23,314)
Comprehensive loss	$(14,733)	$(11,203)	$(28,845)	$(23,314)
Basic and diluted net loss	$(14,733)	$(11,203)	$(28,845)	$(23,314)
Basic and diluted net loss per share	$(0.56)	$(2.45)	$(1.59)	$(5.10)
Basic and diluted weighted-average number of shares used in computing net loss per share	26,081,273	4,572,010	18,091,478	4,571,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	21,157	$25,106	4,829,035	$1	$322,782	$(297,134)	$25,649
Conversion of Series A redeemable convertible preferred stock to common stock	(21,157)	(25,106)	21,157,000	2	25,104	—	25,106
Issuance of common stock for vesting of restricted stock units	—	—	17,909	—	—	—	—
Vesting of early exercise of common stock options	—	—	422	—	12	—	12
Stock-based compensation	—	—	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	(14,112)	(14,112)
Balance at March 31, 2025	—	—	26,004,366	3	349,102	(311,246)	37,859
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	155,840	—	—	—	—
Stock-based compensation	—	—	—	—	1,526	—	1,526
Net loss	—	—	—	—	—	(14,733)	(14,733)
Balance at June 30, 2025	—	$—	26,160,206	$3	$350,628	$(325,979)	$24,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity — (Continued)
(In thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	4,569,900	$1	$311,256	$(244,344)	$66,913
Vesting of early exercise of common stock options	—	—	1,266	—	34	—	34
Stock-based compensation	—	—	—	—	1,258	—	1,258
Net loss	—	—	—	—	—	(12,111)	(12,111)
Balance at March 31, 2024	—	—	4,571,166	1	312,548	(256,455)	56,094
Vesting of early exercise of common stock options	—	—	1,266	—	33	—	33
Stock-based compensation	—	—	—	—	(776)	—	(776)
Net loss	—	—	—	—	—	(11,203)	(11,203)
Balance at June 30, 2024	—	$—	4,572,432	$1	$311,805	$(267,658)	$44,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,845)	$(23,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,730	482
Depreciation	1,840	1,955
Change in fair value of GeneFab Note Receivable - related party	—	(195)
Change in fair value of GeneFab Economic Share - related party	—	1,418
Change in fair value of GeneFab Option - related party	—	(3,945)
Loss on sale of property and equipment - related party	—	70
Other non-cash charges	39	—
Changes in operating assets and liabilities:
Accounts receivable	(9)	77
GeneFab receivable - related party	(1,878)	(148)
GeneFab prepaid expenses - related party	1,156	7,124
Prepaid expenses and other assets	614	769
Operating lease right-of-use assets	1,104	973
Accounts payable	(180)	(54)
Accrued expenses and other current liabilities	(1,167)	(3,119)
Operating lease liabilities	(2,227)	(1,929)
GeneFab sublease deferred income - related party	(300)	(191)
Net cash used in operating activities	(27,123)	(20,027)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(196)	(15)
Proceeds from sale of property and equipment	12	—
Net cash used in investing activities	(184)	(15)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from CIRM Grant	2,520	—
Proceeds from issuance of common stock related to ATM, net of commissions	534	—
Payment of issuance costs	(2,457)	—
Net cash provided by financing activities	597	—
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(26,710)	(20,042)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	51,815	39,448
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$25,105	$19,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Description of Business
Senti Biosciences, Inc. and its subsidiary (the “Company” or “Senti”), is a clinical stage biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies for patients living with incurable diseases. Senti’s mission is to create a new generation of smarter therapies that can outsmart complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with gene circuits. These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. As of June 30, 2025, the Company raised aggregate gross proceeds of $356.9 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $326.0 million and $297.1 million, respectively. The Company’s net losses were $28.8 million and $23.3 million for the six months ended June 30, 2025 and 2024, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
The Company concluded that substantial doubt continued to exist and that the Company’s cash and cash equivalents of $21.6 million as of June 30, 2025, were not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that these efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and include all adjustments consisting of normal recurring adjustments that the management of Senti Biosciences believes are necessary for a fair presentation of the periods presented and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period. Any reference in these notes to

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents which are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of June 30, 2025 and 2024, the Company has not experienced any credit losses in such accounts or investments.
As of June 30, 2025, the Company had prepaid future manufacturing and research services of $5.5 million under an agreement with GeneFab, LLC (“GeneFab”) for certain development and manufacturing services agreement which are recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheet. As of June 30, 2025, the Company also had $3.5 million receivable from GeneFab related to both services provided under the transition services agreement and sublease rent payments which are recorded in GeneFab receivable - related party in the condensed consolidated balance sheets. The prepaid expense and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 3. GeneFab Transaction for further details of the GeneFab transaction.
Unaudited Interim Condensed Consolidated Financial
The accompanying interim condensed consolidated financial statements and the related footnotes are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual consolidated financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Form 10-K (the “Annual Report”), filed with the SEC on March 20, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2025, as compared

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
to the significant accounting policies described in the Company’s annual consolidated financial statements as of and for the year ended December 31, 2024.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted the guidance on January 1, 2025, and the adoption did not result in additional disclosures in the notes to the Company’s condensed consolidated financial statements, and we are evaluating the impact to our year end disclosures for 2025.
Note 3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement (“the “GeneFab Framework Agreement”) with GeneFab and Valere Bio, Inc. (“Valere”), a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility, and subleased to GeneFab its premises under a lease for the Alameda facility. The Company and GeneFab also entered into a development and manufacturing services agreement (“DMSA”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. As part of this transaction, the Company entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on August 7, 2023. The DMSA was amended and restated on December 10, 2024 as described below. GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850. Refer to Note 12. Related Parties for GeneFab related party considerations.
GeneFab prepaid expenses - related party
The Company was entitled to $18.9 million in future manufacturing and research activities to be rendered by GeneFab under the services agreement, which are recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. As of June 30, 2025, the Company had utilized the full amount of this initial prepaid amount for manufacturing and research activities.
On December 10, 2024, in connection with the private placement described in further detail in Note 6. Stockholders’ Equity, the Company and GeneFab entered into an amended and restated DMSA, and the Company agreed to make an additional advance payment of $10.0 million to GeneFab, of which $6.0 million and $4.0 million was paid in December 2024 and January 2025, respectively. In June 2025, the Company made an additional advance payment of $2.5 million to GeneFab for additional work as part of the DMSA. These prepayments were recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. As of June 30, 2025, $5.5 million of these prepayments were remaining for future manufacturing and research activities.
GeneFab Economic Share
The Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option in ASC 825, and the GeneFab Economic Share was recorded as an asset in GeneFab Economic Share - related party on condensed consolidated balance sheet at its fair value of $1.8 million on August 7, 2023. As of June 30, 2025 and December 31, 2024, the Company determined that

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
the fair value of the GeneFab Economic Share was zero. Changes in fair value of the GeneFab Economic Share are reported as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
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
On December 10, 2024, in connection with the private placement described in further detail in Note 6. Stockholders’ Equity, the Company, GeneFab and Valere entered into an amendment to the GeneFab Framework Agreement, pursuant to which the GeneFab Note Receivable was waived by the parties.
GeneFab Option
GeneFab was granted an option to purchase up to 1,963,344 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the outstanding shares of the Company’s common stock as of August 7, 2023. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815. As such, the GeneFab Option was recorded as a liability in GeneFab Option - related party on the condensed consolidated balance sheet at its fair value of $9.6 million on August 7, 2023. As of June 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero. The GeneFab Option was remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
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
Note 4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)

	June 30,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$1,674	$1,321
Deposits	96	335
Other	—	584
Total prepaid expenses and other current assets	$1,770	$2,240
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Leasehold improvements	$22,660	$22,660
Lab equipment	7,565	7,550
Furniture and fixtures	331	331
Computer equipment and software	299	299
Property and equipment at cost	30,855	30,840
Less: accumulated depreciation	(11,262)	(9,551)
Property and equipment, net	$19,593	$21,289
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accruals related to:
Employee-related expenses	$1,486	$2,542
Clinical trials	1,103	763
Professional and other service fees	986	2,647
Other current liabilities	53	433
Total accrued expenses and other current liabilities	$3,628	$6,385
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Liabilities associated with CIRM Grant	$7,420	$4,900
Other	149	149
Total other non-current liabilities	$7,569	$5,049
CIRM Grant
On August 3, 2024, the Company executed an agreement with California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. The award is payable to the Company upon achievement of milestones

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
that are primarily based on patient enrollment in the Company’s SENTI-202 clinical trial. Under the terms of the CIRM Grant, the Company is obligated to co-fund up to $4.8 million, pay certain royalties and licensing fees or convert the CIRM Grant to a loan. As presented in the table above, the Company received an aggregate of $7.4 million from the CIRM Grant as of June 30, 2025.
Note 5. Operating Leases
Lessee Accounting
The Company’s operating leases are for the corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The HQ lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the right-of-use assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain.
Lease costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,284	$1,315	$2,572	$2,631
Variable lease cost (1)	269	235	549	503
Short-term lease cost	6	8	12	17
Total lease cost	$1,559	$1,558	$3,133	$3,151
(1)Variable lease costs comprise primarily of common area maintenance charges for the operating leases, which is dependent upon usage.
Supplemental cash flow information related to the leases was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating cash flows net outflows from operating lease	$(3,695)	$(3,583)
Weighted-average remaining lease terms and discount rates were as follows:

June 30, 2025
Weighted-average remaining lease term (years)	6.3
Weighted-average discount rate	9.2%

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
As of June 30, 2025, maturities of lease liabilities were as follows:

(in thousands)
2025, for the remainder of the year	$3,783
2026	7,712
2027	5,769
2028	4,855
2029	5,000
2030	5,150
Thereafter	9,379
Total undiscounted lease payments	41,648
Less imputed interest	(10,337)
Total lease liabilities	$31,311
Lessor Accounting
GeneFab Subleases - Related Party (Note 12)
On August 7, 2023, the Company entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in September 2032. The facility supports the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. Total undiscounted payments to be received by the Company over the term of the Alameda lease sublease are approximately $44.1 million.
On June 12, 2024, the Company entered into a sublease with GeneFab for a portion of the Company’s HQ lease. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease are approximately $1.3 million.
As of June 30, 2025 and December 31, 2024, the Company had $2.9 million and $1.0 million receivable from GeneFab related to the sublease rent payments, respectively, which was recorded in GeneFab receivable - related party on the condensed consolidated balance sheets.
BKPBIOTECH and JLSA2 Therapeutics Sublease
The Company subleased a portion of the Company’s HQ lease to BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc. The subleases commenced in October 2024 and will expire on April 30, 2027. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease are approximately $1.3 million. The sublease contains customary events of default, representations, warranties and covenants.
As of June 30, 2025, maturities of the Company’s sublease payments were as follows:

(in thousands)
2025, for the remainder of the year	$2,770
2026	5,604
2027	5,094
2028	4,891
2029	5,037
2030	5,188
Thereafter	8,070
Total undiscounted sublease payments	$36,654

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
A summary of total sublease income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Sublease income - base rent	$1,435	$1,240	$2,852	$2,443
Sublease income - variable	359	347	833	604
Total sublease income (1)	$1,794	$1,587	$3,685	$3,047
(1)For the three and six months ended June 30, 2025, $1.6 million and $3.3 million, respectively, was recorded in GeneFab sublease income - related party, and $0.2 million and $0.4 million, respectively, was recorded in other income, on the condensed consolidated statement of operations. For the three and six months ended June 30, 2024, all sublease income was recorded in GeneFab sublease income - related party on the condensed consolidated statement of operations.
Note 6. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through June 30, 2025, no cash dividends have been declared or paid.
On July 10, 2024, the Company’s Board of Directors (the “Board”) approved a reverse stock split of the common stock, $0.0001 par value, at a ratio of 1-for-10. Effective as of 5:00 p.m. Eastern Time on July 17, 2024, the Company filed the Reverse Stock Split Amendment and effected a 1-for-10 reverse stock split of its shares of common stock (the “Reverse Stock Split”). All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would have otherwise been entitled multiplied by the closing sales price per share of the common stock (as adjusted for the Reverse Stock Split) on the Nasdaq Capital Market on July 17, 2024, the last trading day immediately preceding the effective time of the Reverse Stock Split. Trading of the Company’s common stock on the Nasdaq Capital Market commenced on a split-adjusted basis as of market open on July 18, 2024, under the existing trading symbol “SNTI.”
2025 ATM Agreement
On March 20, 2025, the Company entered into a Sales Agreement (the “2025 ATM Agreement”) with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, up to a maximum aggregate offering price of $17.5 million of its common stock through Leerink Partners as its sales agent. Under the 2025 ATM Agreement, the Company is not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company pays Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common shares sold, and has agreed to reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the six months ended June 30, 2025, the Company sold 155,840 shares of common stock under the 2025 ATM Agreement at a weighted average price of $3.53 per share, resulting in gross proceeds of $0.6 million and net proceeds of zero after sales agent commissions and offering costs.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Common Stock Purchase Agreement
On August 31, 2022, the Company and Chardan Capital Markets LLC (“Chardan”) entered into a Common Stock Purchase Agreement and a Registration Rights Agreement, which was amended and restated on July 16, 2024 to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday Volume Weighted Average Price (“VWAP”) Purchases (collectively referred to as the “A&R Purchase Agreement”). Pursuant to the A&R Purchase Agreement, the Company had the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the A&R Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the A&R Purchase Agreement, the Company issued 10,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee, upon execution of the A&R Purchase Agreement. On March 17, 2025, the Company terminated the A&R Purchase Agreement. Prior to termination, the Company issued and sold to Chardan an aggregate of 384,313 shares of common stock under the A&R Purchase Agreement, for aggregate net proceeds of $3.0 million. For the six months ended June 30, 2025 and 2024, no shares were issued under the A&R Purchase Agreement.
Private Placement
The Company’s Board of Directors has the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designation. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions.
On December 2, 2024, the Company entered into a securities purchase agreement with certain investors in which the Company agreed to sell, in a private placement (the “Offering”), (i) up to 21,157 shares of Series A redeemable convertible preferred stock, par value $0.0001 per share, for an aggregate offering price of $47.6 million and (ii) accompanying warrants to purchase up to 31,735,500 shares of common stock, par value 0.0001 per share. Each share of Series A redeemable convertible preferred stock will be issued at $2,250.00 per share and, subject to Stockholder Approval (defined below), is convertible into 1,000 shares of common stock. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time on or after the Stockholder Approval and on or prior to the five year anniversary of the original issuance date. A holder of a Warrant may not exercise the Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of a Warrant may increase or decrease this percentage not in excess of 45% by providing at least 61 days’ prior notice to the Company.
On December 9, 2024, the Company closed the initial tranche of the Offering, in which the Company issued 16,713 shares of Series A redeemable convertible preferred stock and Warrants to purchase 25,069,500 shares of common stock for aggregate net proceeds of $35.2 million, net of issuance costs of $2.4 million. Additionally, an investor had the option to purchase up to an additional 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock at a subsequent closing. On December 31, 2024, the Company closed the second tranche of the Offering, in which the Company issued 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock for aggregate net proceeds of $9.9 million, net of issuance costs of $0.1 million.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
The Company had no redeemable convertible preferred stock authorized or outstanding as of June 30, 2025. As of December 31, 2024, the redeemable convertible preferred stock was summarized as follows:

	December 31, 2024
(In thousands, except share amounts)	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	21,200	21,157	$25,106	$147,647
Total	21,200	21,157	$25,106	$147,647
The Company had reserved shares of its common stock for future issuance as follows:

	June 30,	December 31,
	2025	2024
Stock options issued and outstanding	4,417,157	1,333,030
Restricted stock units outstanding	1,097,209	56,423
Common stock shares available for future issuance under equity plans	2,611,292	270,907
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	127,681	79,387
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Performance stock units outstanding	—	106,806
Unvested early exercised common stock	—	422
Contingent earnout common stock	—	100,000
Common Stock Purchase Agreement	—	484,944
Series A redeemable convertible preferred stock	—	21,157,000
Total	41,952,183	57,287,763
Note 7. Stock-based Compensation
2022 Equity Incentive Plan ( the “2022 EIP”)
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 EIP increased by 241,472 shares. On March 6, 2025, the number of shares of common stock available for issuance under the 2022 EIP increased by an additional 4,300,000 shares upon stockholder approval of the amended and restated 2022 EIP at the Special Meeting. As of June 30, 2025, the total number of shares of common stock available for issuance under the 2022 Plan is 491,058.
2022 Inducement Plan (the “2022 IN”)
On March 7, 2025, the Board approved an increase in the total number of shares of common stock available for issuance under the 2022 IN to be 2,500,000 shares. As of June 30, 2025, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 2,120,234.
2022 Employee Stock Purchase Plan (the “2022 ESPP”)
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 ESPP increased by 48,294 shares. As of June 30, 2025, the total number of shares of common stock available for issuance under the 2022 ESPP is 127,681.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Stock-based Compensation
Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$1,296	$(890)	$2,315	$448
Research and development	230	114	415	34
Total stock-based compensation	$1,526	$(776)	$2,730	$482
Note 8. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss, basic and diluted	$(14,733)	$(11,203)	$(28,845)	$(23,314)
Denominator:
Weighted-average shares outstanding, basic and diluted	26,081,273	4,572,010	18,091,478	4,571,377
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(2.45)	$(1.59)	$(5.10)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options issued and outstanding	4,417,157	1,015,502	4,417,157	1,015,502
Restricted stock units outstanding	1,097,209	73,404	1,097,209	73,404
GeneFab Option	1,963,344	1,963,344	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	—	31,735,500	—
Performance stock units outstanding	—	116,567	—	116,567
Contingent earnout common stock	—	100,000	—	100,000
Unvested early exercised common stock	—	2,954	—	2,954
Total	39,213,210	3,271,771	39,213,210	3,271,771

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Note 9. Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of the cash, cash equivalents and restricted cash:

	June 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$21,576	$48,277
Restricted cash (1)	3,529	3,538
Total	$25,105	$51,815
(1)As of June 30, 2025 and December 31, 2024, restricted cash balance primarily consisted of a letter of credit for the Alameda facility lease of $2.9 million, and a letter of credit for the HQ lease of $0.5 million.
The following table is a summary of the Company’s available-for-sale securities:

	June 30, 2025
(in thousands)	Amortized Cost	Fair Value
Money market funds	$22,995	$22,995
Total available-for-sale securities	$22,995	$22,995

Classified as:
Cash equivalents		$19,466
Restricted cash		3,529
Total available-for-sale securities		$22,995

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
Money market funds	$39,407	$39,407
Total available-for-sale securities	$39,407	$39,407

Classified as:
Cash equivalents		$35,869
Restricted cash		3,538
Total available-for-sale securities		$39,407
As of June 30, 2025 and December 31, 2024, all of the Company’s cash equivalents and restricted cash were available-for-sale and no allowance for credit loss was recorded.
Note 10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

	June 30, 2025
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$22,995	$22,995
Total assets measured at fair value	$22,995	$22,995

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)

	December 31, 2024
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$39,407	$39,407
Total assets measured at fair value	$39,407	$39,407
Asset Classified as Level 3
GeneFab Economic Share
The fair value of the GeneFab Economic Share is based on significant unobservable inputs. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. As of June 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the three and six months ended June 30, 2025, there was no change in fair value for the GeneFab Economic Share.
Liability Classified as Level 3
GeneFab Option
The fair value of the GeneFab Option is based on significant unobservable inputs. In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model. As of June 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the three and six months ended June 30, 2025, there was no change in fair value for the GeneFab Option.

Note 11. Income Tax
The Company’s income tax provision was zero for each of the three and six months ended June 30, 2025 and 2024. While the Company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses the Company’s current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes a broad range of tax reform provisions affecting businesses, and the Company is currently evaluating the potential impact the OBBBA will have on its results of operations and business.
Note 12. Related Parties
New Enterprise Associates, Inc.
New Enterprise Associates, Inc. (“NEA”) held 14.4% and 9.2% shares of the Company’s common stock as of June 30, 2025 and December 31, 2024, respectively. NEA held one of the seven seats on the Board as of June 30, 2025. As part of the private placement in December 2024 (Note 6), NEA is also entitled to designate one additional director to the Board.
Celadon Partners, LLC
Celadon Partners, LLC (“Celadon”) held 37.4% and no shares of the Company’s common stock as of June 30, 2025 and December 31, 2024, respectively, and is considered a related party to the Company. Celadon is the parent company of Valere, of which GeneFab is a wholly-owned subsidiary. Celadon was assigned the GeneFab Option in

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
2024. As part of the private placement in December 2024 (Note 6), Donald Tang, a founder and manager of Celadon, was appointed to the Board. Celadon also was entitled to designate two additional directors to the Board, which Board seats were filled upon Feng Hsiung and Bryan Baum being appointed to the Board in March 2025 and July 2025, respectively. As of June 30, 2025, Celadon held two of the seven seats on the Board. As of the filing date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), Celadon held three of the eight seats on the Board. Refer to Note 15. Subsequent Events for further discussion.
Bayer Healthcare LLC
Bayer Healthcare LLC (“Bayer”) held 19.9% and 12.2% shares of the Company’s common stock as of June 30, 2025 and December 31, 2024, respectively, and is considered a related party to the Company.
Bayer is the parent company of BlueRock Therapeutics LP (“BlueRock”). The Company and BlueRock entered a collaboration and option agreement (“BlueRock Agreement”) in May 2021, pursuant to which the Company and BlueRock, on a program-by-collaboration program basis, collaborate in many aspects for the development of certain therapy products. The Company was responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a three-year research term. The Company completed the initial research plan and related activities in May 2024. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred. As of June 30, 2025, Bayer has not exercised its option for a license.
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
The Company recorded the GeneFab Economic Share as an asset, and the GeneFab Option as a liability on the condensed consolidated balance sheets. The Company was entitled for future services from GeneFab and made an advance payment to GeneFab, and such payment was recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. Refer to Note 3. GeneFab Transaction.
The Company and GeneFab entered into a sublease agreement pursuant to which GeneFab subleased the facility included in the Alameda lease and a portion of the Company’s HQ lease. Refer to Note 5. Operating leases.
The Company incurred certain costs on behalf of GeneFab under a transition services agreement, and reimbursement of such costs was due from GeneFab. As of June 30, 2025 and December 31, 2024, the Company recorded $0.6 million and $0.7 million, respectively, in GeneFab receivable - related party on the condensed consolidated balance sheet. The Company’s research and development expenses under the services agreement was $3.6 million for both the three months ended June 30, 2025 and 2024, and $7.7 million and $7.3 million, respectively, for the six months ended June 30, 2025 and 2024. Refer to Note 3. GeneFab Transaction.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
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
As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents were $21.6 million and $48.3 million, respectively.
A summary of the segment loss, including significant expenses, was as noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating expenses:
Research and development:
External services and supplies	$6,317	$5,459	$12,514	$10,235
Personnel-related expenses, including stock-based compensation	2,176	2,121	3,920	4,621
Facilities and other	1,311	1,316	2,427	2,559
General and administrative:
External services and supplies	1,298	1,144	3,492	2,807
Personnel-related expenses, including stock-based compensation	3,184	649	5,769	4,147
Facilities and other	1,597	1,696	3,233	3,333
Depreciation and amortization	915	971	1,840	1,955
Total operating expenses	16,798	13,356	33,195	29,657
Loss from operations	(16,798)	(13,356)	(33,195)	(29,657)
Interest income	270	236	664	568
Sublease income	1,794	1,587	3,685	3,047
Other income, net	1	330	1	2,728
Net loss	$(14,733)	$(11,203)	$(28,845)	$(23,314)
Note 15. Subsequent Events
Board Composition

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
On July 18, 2025, the Board approved the appointment of Bryan Baum to the Board pursuant to the terms of a letter agreement dated as of December 2, 2024, by and between the Company and Celadon. In connection with Mr. Baum’s appointment, the Board approved an increase in the authorized number of members of the Board from seven to eight members. Mr. Baum was appointed to fill the vacancy created by the foregoing increase in the size of the Board, as a Class II director of the Company, to serve in such capacity until the annual meeting of the Company’s stockholders in 2027 or until his earlier resignation, death, or removal.
Effective July 31, 2025, Ed Mathers, who was previously appointed as a member of the Audit Committee of the Board, tendered his resignation as a member of that committee. Mr. Mathers continues to serve as a member of the Board and as a member of the Nominating and Corporate Governance Committee and the Compensation Committee of the Board.
Effective July 31, 2025, the Board unanimously appointed Bryan Baum to serve as a member of the Audit Committee. Following this appointment, the Audit Committee is now comprised of Fran Schulz (Chair), Feng Hsiung and Bryan Baum.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senti Biosciences, Inc. (“Senti”) entered into a business combination agreement (the “Agreement”) with Dynamics Special Purpose Corp. (“DYNS”) on December 19, 2021. The transactions contemplated by the terms of the Agreement were completed on June 8, 2022 (the “Closing”), in conjunction with which DYNS changed its name to Senti Biosciences, Inc. (hereafter referred to, collectively with its subsidiary, as “Senti,” the “Company,” “we,” “us,” or “our,” unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Merger.”
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
We have incurred net losses of $14.7 million and $11.2 million for the three months ended June 30, 2025 and 2024, respectively, and net losses to $28.8 million and $23.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $21.6 million and $48.3 million, respectively, and an accumulated deficit of $326.0 million and $297.1 million, respectively. Net cash flows used in operating activities were $27.1 million and $20.0 million during the six months ended June 30, 2025 and 2024, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
•continue to develop, grow, maintain, enforce and defend our intellectual property portfolio; and
•incur additional legal, accounting, or other expenses in operating our business, including costs associated with operating as a public company.
Recent Developments
Transition of Interim Chief Financial Officer
On January 31, 2025, the Consulting Agreement between the Company and Yvonne Li, the Company’s Interim Chief Financial Officer, expired in accordance with its terms. As such, effective January 31, 2025, Ms. Li was no longer the Company’s principal financial officer and principal accounting officer. On February 5, 2025, the Company and Ms. Li entered into a new consulting agreement pursuant to which Ms. Li served as a consultant to the Company and cooperated with the Company’s executive management team and other functional teams on an orderly transition of her responsibilities through March 31, 2025.
Appointment of Principal Financial Officer and Principal Accounting Officer
Following approval by the Board, Timothy Lu, M.D., Ph.D., our Chief Executive Officer, was appointed to serve as our interim principal financial officer and principal accounting officer, effective as of January 31, 2025, until immediately following the Company’s filing of the Annual Report, when Mr. Cross assumed responsibilities as the Company’s principal financial officer and principal accounting officer as noted below.

Appointment of Chief Financial Officer
On February 23, 2025, following the approval by the Board, Jay Cross was appointed as our Chief Financial Officer, effective as of March 3, 2025. The Board also appointed Mr. Cross to serve as our principal financial officer and principal accounting officer, effective immediately following the filing of the Annual Report.
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
Board Composition
On March 7, 2025, the Board approved the appointment of Feng Hsiung to the Board, pursuant to the terms of a letter agreement dated as of December 2, 2024, by and between us and Celadon. In connection with Mr. Hsiung’s appointment, the Board approved an increase in the authorized number of members of the Board from six to seven members. Mr. Hsiung was appointed to fill the vacancy created by the foregoing increase in the size of the Board, as a Class III director, to serve in such capacity until the annual meeting of stockholders in 2028 or until his earlier resignation, death or removal.
On July 18, 2025, the Board approved the appointment of Bryan Baum to the Board, pursuant to the terms of a letter agreement dated as of December 2, 2024, by and between us and Celadon. In connection with Mr. Baum’s appointment, the Board approved an increase in the authorized number of members of the Board from seven to eight members. Mr. Baum was appointed to fill the vacancy created by the foregoing increase in the size of the Board, as a Class II director of the Company, to serve in such capacity until the annual meeting of the Company’s stockholders in 2027 or until his earlier resignation, death, or removal.
Audit Committee Appointment
Effective March 7, 2025, Brenda Cooperstone, who was previously appointed as a member of the Audit Committee of the Board (the “Audit Committee”), tendered her resignation as a member of the Audit Committee. Ms. Cooperstone continues to serve as a member of the Board and the Compensation Committee of the Board.
On March 7, 2025, upon the recommendation of its Nominating and Corporate Governance Committee, the Board unanimously appointed Feng Hsiung to serve as a member of the Audit Committee in addition to serving as a member of the Board, effectively immediately. In addition to the annual stock option grant and the annual cash retainers for serving as a member of the Board, Mr. Hsiung will be eligible to receive $7,500 annually for serving as a member of the Audit Committee.
Effective July 31, 2025, Ed Mathers, who was previously appointed as a member of the Audit Committee of the Board, tendered his resignation as a member of that committee. Mr. Mathers continues to serve as a member of the

Board and as a member of the Nominating and Corporate Governance Committee and the Compensation Committee of the Board.
Effective July 31, 2025, the Board unanimously appointed Bryan Baum to serve as a member of the Audit Committee. Following this appointment, the Audit Committee is now comprised of Fran Schulz (Chair), Feng Hsiung and Bryan Baum.
ChEF Termination
On March 17, 2025, we provided notice to Chardan Capital Markets LLC (“Chardan”) that we were terminating the Common Stock Purchase Agreement and Registration Rights Agreement, as amended and restated on July 16, 2024, between us and Chardan.
2025 ATM Agreement
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common shares sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the six months ended June 30, 2025, we sold 155,840 shares of common stock under the 2025 ATM Agreement at a weighted average price of $3.53 per share, resulting in gross proceeds of $0.6 million and net proceeds of zero after sales agent commissions and offering costs.
SENTI-202 Update
On April 28, 2025, we announced certain corporate updates including preliminary data from a Phase 1 clinical trial of SENTI-202, a potential first-in-class off-the-shelf Logic Gated selective CD33 OR FLT3 NOT EMCN chimeric antigen receptor natural killer investigational cell therapy, for the treatment of relapsed/refractory hematologic malignancies including acute myeloid leukemia.
On June 18, 2025, we announced that the FDA has granted Orphan Drug Designation to SENTI-202 for the treatment of relapsed/refractory hematologic malignancies including acute myeloid leukemia.
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
Research and development expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
External services and supplies	$6,317	$5,459	$12,514	$10,235
Personnel-related expenses, including stock-based compensation	2,176	2,121	3,920	4,621
Facilities and other	1,536	1,571	2,876	3,073
Total	$10,029	$9,151	$19,310	$17,929
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

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation for personnel in executive, finance and other administrative functions. Other significant costs include legal fees relating to corporate matters, professional fees for accounting and consulting services, insurance and an allocation of facility-related costs.
General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
External services and supplies	$1,298	$1,144	$3,492	$2,807
Personnel-related expenses, including stock-based compensation	3,184	649	5,769	4,147
Facilities and other	1,597	1,696	3,233	3,333
Depreciation and amortization	690	716	1,391	1,441
Total	$6,769	$4,205	$13,885	$11,728
Other Income
Interest Income
Interest income consists of interest earned on our cash and cash equivalents, and restricted cash held during the year.
GeneFab sublease Income - related party
Sublease income is primarily comprised of income from our sublease agreements with GeneFab.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $10.18670 per share. As of June 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 10—Fair Value Measurements” in this Quarterly Report for details.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab and the volatility at each reporting period. As of June 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Economic Share was zero. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 10—Fair Value Measurements” in this Quarterly Report for details.
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of GeneFab Note Receivable consists of the remeasurement to fair value at each reporting period of the deferred consideration due from GeneFab for which we have elected the fair value option. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasures its fair value. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—GeneFab Transaction” in this Quarterly Report for details.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)	(unaudited)	(unaudited)
Operating expenses:
Research and development (including related party costs of $3,586 and $3,637 for the three months ended June 30, 2025 and 2024, respectively)	$10,029	$9,151	$878
General and administrative	6,769	4,205	2,564
Total operating expenses	16,798	13,356	3,442
Loss from operations	(16,798)	(13,356)	(3,442)
Other income:
Interest income	270	236	34
GeneFab sublease income - related party	1,586	1,587	(1)
Other income	209	6	203
Change in fair value of GeneFab Option - related party	—	1,631	(1,631)
Change in fair value of GeneFab Economic Share - related party	—	(1,473)	1,473
Change in fair value of GeneFab Note Receivable - related party	—	166	(166)
Total other income	2,065	2,153	(88)
Net loss	$(14,733)	$(11,203)	$(3,530)

Research and development expenses. Research and development expenses were $10.0 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $0.8 million was primarily due to an increase in external services and supplies cost.
General and administrative expenses. General and administrative expenses were $6.8 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $2.6 million was primarily due to an increase of $2.5 million in personnel-related expenses and an increase of $0.2 million in external services and supplies cost, partially offset by a decrease of $0.1 million in facilities and other costs.
Interest income. Interest income was $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The increase is attributed to higher average cash balances in the relevant periods.
GeneFab sublease income - related party. GeneFab sublease income - related party was $1.6 million for both the three months ended June 30, 2025 and 2024.
Change in fair value of GeneFab Option - related party. As of June 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the three months ended June 30, 2025, there was no change in fair value for the GeneFab Option.
Change in fair value of GeneFab Economic Share - related party. As of June 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the three months ended June 30, 2025, there was no change in fair value for the GeneFab Economic Share.
Change in Fair Value of GeneFab Note Receivable - related party. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasure the fair value.
Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)	(unaudited)	(unaudited)
Operating expenses:
Research and development (including related party costs of $7,656 and $7,269 for the six months ended June 30, 2025 and 2024, respectively)	$19,310	$17,929	$1,381
General and administrative	13,885	11,728	2,157
Total operating expenses	33,195	29,657	3,538
Loss from operations	(33,195)	(29,657)	(3,538)
Other income:
Interest income	664	568	96
GeneFab sublease income - related party	3,299	3,047	252
Other income	387	6	381
Change in fair value of GeneFab Option - related party	—	3,945	(3,945)
Change in fair value of GeneFab Economic Share - related party	—	(1,418)	1,418
Change in fair value of GeneFab Note Receivable - related party	—	195	(195)
Total other income	4,350	6,343	(1,993)
Net loss	$(28,845)	$(23,314)	$(5,531)
Research and development expenses. Research and development expenses were $19.3 million and $17.9 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $1.4 million was primarily due to an increase of $2.3 million in external services and supplies cost, partially offset by a decrease of $0.7 million in personnel-related expenses, including stock-based compensation and $0.2 million in facilities and other cost.
General and administrative expenses. General and administrative expenses were $13.9 million and $11.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.2 million was primarily due to an increase of $1.6 million in personnel-related expense and an increase of $0.7 million in external services and supplies cost, partially offset by a decrease of $0.1 million in facilities and other costs.
Interest income. Interest income was $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase is attributed to higher average cash balances in the relevant periods.
GeneFab sublease income - related party. GeneFab sublease income - related party was $3.3 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase was due to sublease income from a portion of our HQ lease, which started on June 12, 2024.
Change in fair value of GeneFab Option - related party. As of June 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the six months ended June 30, 2025, there was no change in fair value for the GeneFab Option.
Change in fair value of GeneFab Economic Share - related party. As of June 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the six months ended June 30, 2025, there was no change in fair value for the GeneFab Economic Share.
Change in Fair Value of GeneFab Note Receivable - related party. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasure the fair value.
Liquidity and Capital Resources
Sources of Liquidity
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2025, we had $21.6 million in cash and cash equivalents, and an accumulated deficit of $326.0 million.
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
From inception to June 30, 2025, we raised aggregate gross proceeds of $356.9 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
On August 31, 2022, we entered into an Amended & Restated Purchase Agreement with Chardan (the “A&R Purchase Agreement”). Pursuant to the A&R Purchase Agreement, we had the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 872,704 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the A&R Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the A&R Purchase Agreement. Sales and timing of any sales of common stock were solely at our election, and we were under no obligation to sell any securities to Chardan under the A&R Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the A&R Purchase Agreement, upon execution of the A&R Purchase Agreement, we issued 10,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee. On March 17, 2025, we terminated the A&R Purchase Agreement. Prior to termination, we issued 384,313 shares of common stock to Chardan under the A&R Purchase Agreement, for aggregate net proceeds of $3.0 million.
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission equal to 3.0% of the gross proceeds of any common shares sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the six months ended June 30, 2025, we sold 155,840 shares of common stock under the 2025 ATM Agreement at a weighted average price of $3.53 per share, resulting in gross proceeds of $0.6 million and net proceeds of zero after sales agent commissions and offering costs.
The agreement with CIRM, as described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Other Financial Statement information” in this Quarterly Report is expected to provide us in total a grant of $8.0 million, subject to achievement of certain operational milestones. The CIRM Grant will help support the ongoing clinical development of SENTI-202.
In December 2024, we issued 21,157 shares of Series A redeemable convertible preferred stock and accompanying warrants to purchase up to 31,735,500 shares of common stock for an aggregate offering price of 47.6 million. On March 10, 2025, we converted the outstanding shares of Series A redeemable convertible preferred stock into an aggregate of 21,157,000 shares of common stock, at the conversion price of $2.25 per share.
Cash Flows
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report:

	Six Months Ended June 30,
	2025	2024
(in thousands)	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(27,123)	$(20,027)
Investing activities	(184)	(15)
Financing activities	597	—
Net change in cash, cash equivalents and restricted cash	$(26,710)	$(20,042)
Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities of $27.1 million was primarily due to our loss of $28.8 million with non-cash adjustments of $1.8 million for depreciation and $2.7 million for stock-based compensation expense. Other material changes included a $1.9 million increase in GeneFab receivable - related party, a $1.2 million decrease in GeneFab prepaid expenses - related party, a $1.1 million decrease in operating lease right-of-use assets, a $1.2 million decrease in accrued expenses and other current liabilities, and a $2.2 million decrease in operating lease liabilities.
For the six months ended June 30, 2024, net cash used in operating activities of $20.0 million was primarily due to our loss of $23.3 million with non-cash adjustments of a $3.9 million gain from change in fair value of the GeneFab Option, a $1.4 million loss from change in fair value of GeneFab Economic Share, $2.0 million for depreciation, and $0.5 million for stock-based compensation expense. Other material changes included a $7.1 million decrease in GeneFab prepaid expenses, and a $0.8 million decrease in prepaid expenses and other assets offset by a $3.1 million decrease in accounts payable and accrued expenses and a $1.9 million decrease in operating lease liabilities.
Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities of $0.2 million was primarily due to purchases of property and equipment.
For the six months ended June 30, 2024, net cash used in investing activities was nominal.

Financing Activities
For the six months ended June 30, 2025, net cash provided by financing activities was $0.6 million, primarily due to $2.5 million received under the CIRM Grant and proceeds from issuance of common stock related to the ATM Agreement, net of commissions of $0.5 million, offset by the payment of issuance costs of $2.5 million.
For the six months ended June 30, 2024, there was no cash provided by financing activities.
Funding Requirements
We concluded that substantial doubt about our ability to continue as a going concern continues to exist and that our cash and cash equivalents of $21.6 million as of June 30, 2025, are not sufficient for us to continue as a going concern for at least one year from the issuance date of the condensed consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. Our continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing our business and raising capital, there can be no assurance that our efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2025, from those as of December 31, 2024 as reported in our Annual Report.
Off-Balance Sheet Arrangements
For the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.
Critical Accounting Estimates
For the six months ended June 30, 2025, there have been no material changes to our critical accounting policies and estimates compared to those disclosed in Part II, Item 7 of our Annual Report.
Emerging Growth Company Status
The JOBS Act permits an emerging growth company to take advantage of an extended transition to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to not take advantage of the benefits of this extended transition period.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. Our CODM (Chief Executive Officer) views our operations and manages the business as a single operating segment, which is the research and development of our gene circuit platform. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 14—Segment Reporting” in this Quarterly Report for additional information related to operating segment. All long-lived assets are located in the United States. We do not currently generate any revenue.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” we are not required to provide this information.

Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Remediation Efforts to Address the Material Weakness
Based on the design, implementation and effectiveness of our internal control activities completed during the quarter ended June 30, 2025 associated with the Company’s remediation plan, management believes the previously identified material weakness related to the sufficiency and adequacy of the resources in our finance and accounting function has been remediated. We have concluded that our disclosure controls and procedures were effective as of June 30, 2025. Remediation efforts included the following:
•engaging a professional accounting services firm to assist with significantly complex, technical accounting transactions;
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls; and
•enhancing internal controls around complex transaction accounting areas.

Changes in Internal Control Over Financial Reporting
Other than as described above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Despite receiving orphan drug designation for SENTI-202 for one indication, if we decide to seek orphan drug designation for one or more of our other product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation for our current or future product candidates that we may develop.
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
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $326.0 million and $297.1 million, respectively. Our net losses were $28.8 million and $23.3 million for the six months ended June 30, 2025 and 2024, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
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
As of June 30, 2025, we had $21.6 million in cash and cash equivalents. In connection with the preparation of this Quarterly Report, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for twelve months following the filing of this Quarterly Report. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:
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
•our ability to collect rent payments under sublease agreements with GeneFab and other parties who occupy portions of the properties we currently lease from third parties;
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
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of June 30, 2025, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to the Alameda facility and a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.9 million related to our headquarter facility leases. As of the date of this Quarterly Report, we hold certain funds in accounts with Silicon Valley Bank, or SVB. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Despite receiving orphan drug designation for SENTI-202 for one indication, if we decide to seek orphan drug designation for one or more of our other product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation for our current or future product candidates that we may develop.
Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. We received notice from the FDA that we received orphan drug designation for SENTI-202, we may also seek orphan drug designation for other indications for SENTI-202 or other product candidates in the future. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Orphan drug designation can entitle a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.
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
We may not realize some or all of the anticipated benefits from the transaction with GeneFab and we may encounter post-closing risks. For example, the conditions for our receipt of the deferred consideration payable to us under the Framework Agreement, dated August 7, 2023, by and among us, GeneFab and Valere Bio, Inc. (“Valere”) may not be achieved on the timelines we anticipate, or at all, which could adversely affect our business, financial conditions, cash flow, and results of operations. In addition, the conditions for our receipt of proceeds under the Seller Economic Share Agreement, dated August 7, 2023, by and among us, GeneFab and Valere also may not be achieved. Furthermore, GeneFab subleases its entire facility from us and is, as of June 30, 2025, approximately $3.5 million in arrears on its payment obligations under the sublease agreement and others services provided by us to GeneFab. This non-payment and any other disagreements with GeneFab over its obligations to us could require or result in litigation or arbitration, which would be time-consuming and expensive and could have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations.
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
We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely on CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. Under our Development and Manufacturing Services Agreement with GeneFab, we are obligated to engage GeneFab for certain manufacturing services subject to GeneFab’s meeting of certain criteria. Currently, we do not have relationships with CMOs beyond GeneFab for the majority of our product manufacturing needs and even if we were to establish those relationships, other CMOs may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do in a timely manner or on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources and the shift to a different CMO could be expensive. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards, our product specifications and all applicable regulations.
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
Initial manufacturing efforts under our agreements with GeneFab will focus on our lead program, SENTI-202. GeneFab has never operated a cGMP facility before. GeneFab may not have the ability or resources to consistently and reliably manufacture SENTI-202 in sufficient quality and quantity to support our ongoing and planned clinical trials, which could negatively impact our overall development timelines. For example, as of June 30, 2025, GeneFab owes us approximately $3.5 million in overdue rent payments and for other services performed by us. If GeneFab continues failing to make payments under its sublease obligations or is unable to raise enough money to perform its obligations under the manufacturing related agreements between us and GeneFab, we will be substantially harmed. In addition, quality, reproducibility, stability, and consistency issues may arise during manufacturing activities and may result in lower yields than initially expected. We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational or GeneFab is otherwise unable to meet our supply requirements for our preclinical studies and planned clinical trials. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
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
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We currently rely exclusively on GeneFab to produce required quantities of SENTI-202. We, GeneFab, or any future manufacturing partners, may be unable to successfully scale-up the manufacturing process or to otherwise increase capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. Work performed by GeneFab for us represents the large majority of work GeneFab currently performs at its facilities, which are subleased by us to GeneFab. If GeneFab is unable to manage its capital and is unable to continue performing work for us or pay us under its sublease for our Alameda facility, we could be substantially harmed. As of June 30, 2025, GeneFab owes us approximately $3.5 million in overdue rent payments and for other services performed by us. If GeneFab continues failing to make payments under its sublease obligations or is unable to raise enough money to perform its obligations under the manufacturing related agreements between us and GeneFab, we will be substantially harmed. In addition, quality, reproducibility, stability, consistency issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe GeneFab will be able to sufficiently scale to produce quantities of SENTI-202 and future product candidates required to advance our preclinical studies and clinical trials, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines.
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
Risks Related to Our Business and Operations
If the market opportunities for our current and potential future product candidates, including SENTI-202, are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.
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
On January 31, 2025, the Consulting Agreement with Yvonne Li expired in accordance with its terms. As such, effective January 31, 2025, Ms. Li was no longer our principal financial officer and principal accounting officer. On February 5, 2025, we entered into a new consulting agreement pursuant to which Ms. Li will serve as a consultant until March 31, 2025.
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
There can be no assurance that we, our service providers, collaborators, consultants, contractors or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks, compromises, cybersecurity incidents or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate cybersecurity incidents, compromises, breaches or improper access to, use of, or inappropriate disclosure of our information or other confidential or sensitive information, including patients’ personal data, or the perception that any such failure has occurred, could result in legal notifications, disclosures, claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us, including class action lawsuits from affected individuals. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research, delays to commercialization of our product candidates, lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flow. For example, the loss or alteration of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials comply with the relevant guidelines of the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and bio hazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Although we have some environmental liability insurance, we may not maintain adequate insurance for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
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

Administrative Procedure Act requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. Any such challenges, if successful, could have an impact on our business, and any such impact could be material. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rule making process, any of which could adversely impact our business and operations.
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
As of June 30, 2025, the market price of our common stock is below $100.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 506,000 shares of our common stock sold to certain investors in connection with the private placement that was completed concurrently with the Merger and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 487,897 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.04 per share, and 87,103 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 575,000 shares of our common stock could sell their securities at a per share price that is less than $100.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. Furthermore, we have registered (a) up to 21,157 shares of Series A redeemable convertible preferred stock and (b) up to 31,735,500 shares of common stock underlying the accompanying Warrants pursuant to a resale registration statement on Form S-3, which were previously offered and sold by us in the 2024 PIPE transaction described herein.

None of the securities issued pursuant to the 2024 PIPE transaction were initially registered under the Securities Act or any state securities laws, rather, we offered the securities in reliance on exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A redeemable convertible preferred stock, or the Certificate of Designation, each share of Series A redeemable convertible preferred stock was issued at $2,250 per share in the 2024 PIPE transaction and was converted into 1,000 shares of common stock, effective March 10, 2025. Subject to the terms and limitations contained in the Certificate of Designation, each share of Series A redeemable convertible preferred stock issued in the PIPE Transaction converted into such number of shares of common stock, at the conversion price of $2.25 per share, or the Conversion Price, subject to the terms and limitations contained in the Certificate of Designation. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time and from time to time on or after March 6, 2025. On July 31, 2025, the closing price of our common stock as reported on the Nasdaq Capital Market was $1.70 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $0.8 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.1 million.
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

Pursuant to the Senti Biosciences, Inc. Equity Incentive Plan, our Board of Directors or compensation committee is authorized to grant stock options to our employees, directors and consultants. Initially, the maximum aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Incentive Plan was 249,273 shares of our common stock. Additionally, the number of shares of our common stock reserved for issuance under the Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. Unless our Board of Directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On December 20, 2024, our Board of Directors approved the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”). The 2022 EIP increased the aggregate number of shares of common stock that can be issued under the 2022 EIP by an additional 4,300,000 shares, increased in the number of shares of common stock that may be issued under the 2022 Plan in respect of incentive stock options (“ISOs”), from 249,273 shares to 4,816,434 shares as of December 20, 2024, which amount will automatically increase each January 1 through the term of the 2022 EIP by the lesser of the annual automatic increase or 20,000,000 shares and extended the term of the 2022 EIP to the tenth anniversary of the date that our stockholders approve the 2022 EIP. On March 6, 2025, our stockholders approved and authorized the 2022 EIP. In addition, on August 5, 2022, our Board of Directors adopted the 2022 Inducement Plan and amended and restated the 2022 Inducement Plan on March 7, 2025 (the “2022 IN”) pursuant to which an aggregate of 2,500,000 shares of our common stock have been reserved for issuance. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:
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
Pursuant to the securities purchase agreement, dated December 2, 2024, with certain accredited investors in a private placement transaction, we issued warrants to purchase certain shares of common stock. As of June 30, 2025, approximately 31,735,500 shares of our common stock were reserved for issuance upon exercise of outstanding warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Executive Officer Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 7th day of August, 2025.

Date: August 7, 2025	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
		Name:	Jay Cross
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)