Form 10-Q
period 2025-09-30
Senti Biosciences, Inc.
filed 2025-11-13
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025 there were 26,290,838 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES, INC.
i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTI BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,243	$48,277
Accounts receivable	147	159
GeneFab receivable - related party	1,597	1,646
GeneFab prepaid expenses - related party	2,067	6,639
Prepaid expenses and other current assets	2,104	2,240
Total current assets	18,158	58,961
Restricted cash	3,540	3,538
Property and equipment, net	18,691	21,289
Operating lease right-of-use assets	12,262	13,948
Other non-current assets	34	105
TOTAL ASSETS	$52,685	$97,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,771	$1,454
Accrued expenses and other current liabilities	5,103	6,385
Operating lease liabilities, current	5,153	4,647
GeneFab sublease deferred income - related party	—	660
Total current liabilities	12,027	13,146
Operating lease liabilities, non-current	24,968	28,891
Other non-current liabilities	7,569	5,049
TOTAL LIABILITIES	44,564	47,086
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; zero and 21,200 shares authorized as of September 30, 2025 and December 31, 2024, respectively; zero and 21,157 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of zero and $147,647 as of September 30, 2025 and December 31, 2024, respectively	—	25,106
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 500,000,000 shares authorized as of both September 30, 2025 and December 31, 2024; 26,290,838 and 4,829,035 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital	352,223	322,782
Accumulated deficit	(344,105)	(297,134)
TOTAL STOCKHOLDERS’ EQUITY	8,121	25,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,685	$97,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (including related party costs of $3,417 and $3,790 for the three months ended September 30, 2025 and 2024, respectively, and $11,073 and $11,059 for the nine months ended September 30, 2025 and 2024, respectively)	$10,516	$8,655	$29,826	$26,584
General and administrative	6,432	6,560	20,317	18,288
Total operating expenses	16,948	15,215	50,143	44,872
Loss from operations	(16,948)	(15,215)	(50,143)	(44,872)
Other income (expense):
Interest income	166	150	830	718
GeneFab sublease income (expense) - related party	(1,567)	1,657	1,732	4,705
Other income (expense), net	223	(11)	610	(6)
Change in fair value of GeneFab Option - related party	—	2,386	—	6,331
Change in fair value of GeneFab Economic Share - related party	—	(398)	—	(1,816)
Change in fair value of GeneFab Note Receivable - related party	—	(17,435)	—	(17,240)
Total other income (expense), net	(1,178)	(13,651)	3,172	(7,308)
Net loss	$(18,126)	$(28,866)	$(46,971)	$(52,180)
Comprehensive loss	$(18,126)	$(28,866)	$(46,971)	$(52,180)
Basic and diluted net loss	$(18,126)	$(28,866)	$(46,971)	$(52,180)
Basic and diluted net loss per share	$(0.69)	$(6.31)	$(2.25)	$(11.41)
Basic and diluted weighted-average number of shares used in computing net loss per share	26,228,274	4,577,122	20,833,549	4,573,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	21,157	$25,106	4,829,035	$1	$322,782	$(297,134)	$25,649
Conversion of Series A redeemable convertible preferred stock to common stock	(21,157)	(25,106)	21,157,000	2	25,104	—	25,106
Issuance of common stock for vesting of restricted stock units	—	—	17,909	—	—	—	—
Vesting of early exercise of common stock options	—	—	422	—	12	—	12
Stock-based compensation	—	—	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	(14,112)	(14,112)
Balance at March 31, 2025	—	—	26,004,366	3	349,102	(311,246)	37,859
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	155,840	—	—	—	—
Stock-based compensation	—	—	—	—	1,526	—	1,526
Net loss	—	—	—	—	—	(14,733)	(14,733)
Balance at June 30, 2025	—	—	26,160,206	3	350,628	(325,979)	24,652
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	89,120	—	44	—	44
Issuance of common stock for vesting of restricted stock units	—	—	41,512	—	—	—	—
Stock-based compensation	—	—	—	—	1,551	—	1,551
Net loss	—	—	—	—	—	(18,126)	(18,126)
Balance at September 30, 2025	—	$—	26,290,838	$3	$352,223	$(344,105)	$8,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity — (Continued)
(In thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	4,569,900	$1	$311,256	$(244,344)	$66,913
Vesting of early exercise of common stock options	—	—	1,266	—	34	—	34
Stock-based compensation	—	—	—	—	1,258	—	1,258
Net loss	—	—	—	—	—	(12,111)	(12,111)
Balance at March 31, 2024	—	—	4,571,166	1	312,548	(256,455)	56,094
Vesting of early exercise of common stock options	—	—	1,266	—	33	—	33
Stock-based compensation	—	—	—	—	(776)	—	(776)
Net loss	—	—	—	—	—	(11,203)	(11,203)
Balance at June 30, 2024	—	—	4,572,432	1	311,805	(267,658)	44,148
Vesting of early exercise of common stock options	—	—	1,266	—	34	—	34
Issuance of common stock for vesting of restricted stock units	—	—	9,666	—	—	—	—
Funds received from Chardan ChEF Instrument, net of fees	—	—	3,593	—	10	—	10
Stock-based compensation	—	—	—		668	—	668
Net loss	—	—	—	—	—	(28,866)	(28,866)
Balance at September 30, 2024	—	$—	4,586,957	$1	$312,517	$(296,524)	$15,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,971)	$(52,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,281	1,150
Depreciation	2,744	2,901
Change in fair value of GeneFab Note Receivable - related party	—	17,240
Change in fair value of GeneFab Economic Share - related party	—	1,816
Change in fair value of GeneFab Option - related party	—	(6,331)
Loss on sale of property and equipment - related party	—	107
Impairment of long-lived assets	—	313
Other non-cash charges	39	7
Changes in operating assets and liabilities:
Accounts receivable	12	38
GeneFab receivable - related party	49	(132)
GeneFab prepaid expenses - related party	4,573	10,915
Prepaid expenses and other assets	217	1,116
Operating lease right-of-use assets	1,687	1,491
Accounts payable	570	(442)
Accrued expenses and other current liabilities	308	(2,702)
Operating lease liabilities	(3,418)	(2,963)
GeneFab sublease deferred income - related party	(660)	(350)
Other non-current liabilities	—	113
Net cash used in operating activities	(36,569)	(27,893)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(196)	(15)
Proceeds from sale of property and equipment	12	60
Net cash provided by (used in) investing activities	(184)	45
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from CIRM Grant	2,520	2,430
Proceeds from issuance of common stock related to ATM, net of commissions	670	—
Payment of issuance costs	(2,469)	—
Proceeds from issuance of common stock under Common Stock Purchase Agreement	—	10
Net cash provided by financing activities	721	2,440
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(36,032)	(25,408)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	51,815	39,448
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$15,783	$14,040
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. As of September 30, 2025, the Company raised aggregate gross proceeds of $356.9 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
As of September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $344.1 million and $297.1 million, respectively. The Company’s net losses were $47.0 million and $52.2 million for the nine months ended September 30, 2025 and 2024, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
The Company concluded that substantial doubt continued to exist and that the Company’s cash and cash equivalents of $12.2 million as of September 30, 2025, were not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that these efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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
Reclassification of Prior-Period Amounts
Certain prior-period amounts have been reclassified to conform to the current-period presentation. Specifically, the Company reclassified a $0.3 million impairment charge recognized in the three months ended September 30, 2024, from “Impairment of long-lived assets” to “General and administrative expenses.” These reclassifications did not impact total operating expenses, net loss, or cash flows for any period presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents which are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of September 30, 2025 and 2024, the Company has not experienced any credit losses in such accounts or investments.
As of September 30, 2025, the Company had prepaid future manufacturing and research services of $2.1 million under an agreement with GeneFab, LLC (“GeneFab”) for certain development and manufacturing services agreement which are recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheet. As of September 30, 2025, the Company also had $1.6 million receivable from GeneFab related to both services provided under the transition services agreement and rent payments which was recorded in GeneFab receivable - related party in the condensed consolidated balance sheets, of which $1.0 million was received in October 2025. The prepaid expense and receivable balances from GeneFab potentially subject the Company to a significant concentration of credit risk if the Company is unable to realize these balances. Refer to Note 3. GeneFab Transaction for further details of the GeneFab transaction.
Unaudited Interim Condensed Consolidated Financial
The accompanying interim condensed consolidated financial statements and the related footnotes are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Form 10-K (the “Annual Report”), filed with the SEC on March 20, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in the Company’s annual consolidated financial statements as of and for the year ended December 31, 2024.
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
Note 3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement (“the “GeneFab Framework Agreement”) with GeneFab and Valere Bio, Inc. (“Valere”), a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility. The Company subleased to GeneFab its premises under a lease for the Alameda facility (the “Alameda Sublease”), and in June 2024, the Company subleased to GeneFab a portion of the Company’s headquarters’ lease (the “HQ Sublease”). The Alameda Sublease and the HQ Sublease are collectively referred to as the “GeneFab Sublease”. GeneFab is currently in default under the GeneFab Sublease and has not indicated when it will pay the Company the full amount of overdue rent payments. As of September 30, 2025, GeneFab owed the Company $4.7 million in past-due sublease rent payments, of which $1.0 million was received in October 2025. Refer to Note 5. Operating Leases for GeneFab Sublease considerations.
On August 7, 2023, the Company and GeneFab also entered into a development and manufacturing services agreement (“DMSA”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. As part of this transaction, the Company entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on August 7, 2023 (the “Transition Services Agreement”). The DMSA was amended and restated on December 10, 2024 as described below. GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850, Related Party Disclosures (“ASC 850”) Refer to Note 12. Related Parties for GeneFab related party considerations.
GeneFab prepaid expenses - related party
The Company was entitled to $18.9 million in future manufacturing and research activities to be rendered by GeneFab under the services agreement, which was recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. As of September 30, 2025, the Company had utilized the full amount of this initial prepaid amount for manufacturing and research activities.
On December 10, 2024, in connection with the private placement described in further detail in Note 6. Stockholders’ Equity, the Company and GeneFab entered into an amended and restated DMSA, and the Company

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
agreed to make an additional advance payment of $10.0 million to GeneFab, of which $6.0 million and $4.0 million was paid in December 2024 and January 2025, respectively. In June 2025, the Company made an additional advance payment of $2.5 million to GeneFab for additional work as part of the DMSA. These prepayments were recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets. As of September 30, 2025, $2.1 million of these prepayments were remaining to be amortized against future manufacturing and research activities.
GeneFab Economic Share
The Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option in ASC 825, Financial Instruments, and the GeneFab Economic Share was recorded as an asset in GeneFab Economic Share - related party on condensed consolidated balance sheet at its fair value of $1.8 million on August 7, 2023. As of September 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero. Changes in fair value of the GeneFab Economic Share are reported as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
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
GeneFab Option
GeneFab was granted an option to purchase up to 1,963,344 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the outstanding shares of the Company’s common stock as of August 7, 2023. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815, Derivatives and Hedging. As such, the GeneFab Option was recorded as a liability in GeneFab Option - related party on the condensed consolidated balance sheet at its fair value of $9.6 million on August 7, 2023. As of September 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero. The GeneFab Option was remeasured each reporting period with changes from remeasurement included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
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
Note 4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$1,571	$1,321
Deposits	533	335
Other	—	584
Total prepaid expenses and other current assets	$2,104	$2,240
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Leasehold improvements	$22,660	$22,660
Lab equipment	7,565	7,550
Furniture and fixtures	331	331
Computer equipment and software	299	299
Property and equipment at cost	30,855	30,840
Less: accumulated depreciation	(12,164)	(9,551)
Property and equipment, net	$18,691	$21,289
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accruals related to:
Employee-related expenses	$2,121	$2,542
Clinical trials	2,070	763
Professional and other service fees	850	2,647
Other current liabilities	62	433
Total accrued expenses and other current liabilities	$5,103	$6,385

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Liabilities associated with CIRM Grant	$7,420	$4,900
Other	149	149
Total other non-current liabilities	$7,569	$5,049
CIRM Grant
On August 3, 2024, the Company executed an agreement with California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s SENTI-202 clinical trial. Under the terms of the CIRM Grant, the Company is obligated to co-fund up to $4.8 million, pay certain royalties and licensing fees or convert the CIRM Grant to a loan. As presented in the table above, the Company received an aggregate of $7.4 million from the CIRM Grant as of September 30, 2025.
Note 5. Operating Leases
Lessee Accounting
The Company’s operating leases are for the corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). The HQ lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party. The Alameda lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years. The exercise of these renewal options is not recognized as part of the right-of-use assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain.
Lease costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,278	$1,312	$3,850	$3,943
Variable lease cost (1)	281	268	830	771
Short-term lease cost	5	9	17	26
Total lease cost	$1,564	$1,589	$4,697	$4,740
(1)Variable lease costs comprise primarily of common area maintenance charges for the operating leases, which is dependent upon usage.
Supplemental cash flow information related to the leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating cash flows net outflows from operating lease	$(5,581)	$(5,412)
Weighted-average remaining lease terms and discount rates were as follows:

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)

September 30, 2025
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	9.2%
As of September 30, 2025, maturities of lease liabilities were as follows:

(in thousands)
2025, for the remainder of the year	$1,897
2026	7,712
2027	5,769
2028	4,855
2029	5,000
2030	5,150
Thereafter	9,379
Total undiscounted lease payments	39,762
Less imputed interest	(9,641)
Total lease liabilities	$30,121
Impairment of Long-lived Assets
As a result of GeneFab being in default under the GeneFab Sublease and not having remitted rent payments in accordance with the contractual terms under the arrangements, the Company identified a triggering event during the three months ended September 30, 2025. Accordingly, the Company performed a recoverability test under ASC 360, Property, Plant, and Equipment, comparing the estimated undiscounted future cash flows expected to be generated by the asset group, which includes the right-of-use asset and related leasehold improvements allocable to the subleased spaces, to the carrying amount of those assets. The analysis indicated that the carrying amount was recoverable, and therefore no impairment loss was recognized during the three and nine months ended September 30, 2025. The Company will continue to monitor GeneFab’s payment status, collectibility of sublease payments, and other relevant factors that could affect the recoverability of the underlying assets in future periods.
In the comparable prior-year period, the Company identified an impairment indicator related to the HQ lease as a result of entering into subleases for a portion of the headquarters premises. The Company compared the estimated undiscounted future cash flows to the carrying amount of the asset group, which included the right-of-use asset and related leasehold improvements allocable to the subleased space, and concluded that the carrying amount was not recoverable. The fair value of the asset group was then determined using a discounted cash-flow model that incorporated the expected net cash flows for the term of the sublease, including estimated residual cash flows, and an estimated borrowing rate of a market-participant subtenant. As a result, the Company recognized an impairment charge of $0.3 million during the three months ended September 30, 2024.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
On June 12, 2024, the Company entered into a sublease with GeneFab for a portion of the Company’s HQ lease. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease are approximately $1.3 million.
GeneFab is currently in default under the GeneFab Sublease and has not remitted rent payments in accordance with contractual terms under the arrangements. GeneFab has not indicated when it will provide funds to satisfy its obligations. In evaluating the collectibility of future lease payments, the Company considered various factors, including the tenant’s payment history, current payment status, publicly available information about the tenant’s financial condition, and other relevant information. As of September 30, 2025, GeneFab owed the Company $4.7 million in past-due sublease rent payments, of which $1.0 million was received in October 2025.
During the three months ended September 30, 2025, the Company determined that collectibility of certain rent payments under our related-party sublease with GeneFab were no longer probable in accordance with ASC 842, Leases (“ASC 842”) and that the Company should recognize sublease income only to the extent of cash received. Any sublease income previously recognized in excess of cash collected was reversed in the period collectibility was determined to be not probable.
For the three months ended September 30, 2025, the Company recorded a $3.3 million reversal of previously recognized sublease income in accordance with ASC 842, reducing cumulative sublease income to equal cumulative cash collected. The reversal was recorded against the GeneFab receivable - related party as of September 30, 2025. Following this adjustment, the Company will recognize sublease income on a cash-basis until the full outstanding amount is received and future collectibility again is determined to be probable.
As of both September 30, 2025 and December 31, 2024, the Company had $1.0 million receivable from GeneFab related to the sublease rent payments, which was recorded in GeneFab receivable - related party on the condensed consolidated balance sheets.
Alameda Lease Default
The Company’s obligations under the Alameda lease are expected to be substantially funded by sublease payments from GeneFab. On September 28, 2025, the Company received a notice of default from the landlord of the Alameda lease stating that, as of September 26, 2025, the Company was in default (the “Default”) for nonpayment of rent in the amount of approximately $0.4 million (the “Default Amount”). The Company’s obligations under the Alameda lease are expected to be substantially funded by sublease payments from GeneFab. GeneFab and the Company are currently in discussions with the landlord to cure the Default. As of September 30, 2025, the Alameda lease had not been terminated, and the Company continues to recognize the right-of-use asset and lease liability associated with the Alameda lease.
BKPBIOTECH and JLSA2 Therapeutics Sublease
The Company subleased a portion of the Company’s HQ lease to BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc. The subleases commenced in October 2024 and will expire on April 30, 2027. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease are approximately $1.4 million. The sublease contains customary events of default, representations, warranties and covenants.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
As of September 30, 2025, maturities of the Company’s sublease payments were as follows:

(in thousands)
2025, for the remainder of the year	$1,408
2026	5,680
2027	5,122
2028	4,891
2029	5,037
2030	5,188
Thereafter	8,070
Total undiscounted sublease payments	$35,396
A summary of total sublease income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Sublease income (expense) - base rent	$(1,169)	$1,314	$1,683	$3,757
Sublease income (expense) - variable	(175)	343	658	948
Total sublease income (expense) (1)	$(1,344)	$1,657	$2,341	$4,705
(1)For the three and nine months ended September 30, 2025, an expense of $1.6 million and income of $1.7 million, respectively, was recorded in GeneFab sublease income (expense) - related party on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2025, $0.2 million and $0.6 million of sublease income, respectively, was recorded in other income on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2024, all sublease income was recorded in GeneFab sublease income - related party on the condensed consolidated statement of operations.
Note 6. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through September 30, 2025, no cash dividends have been declared or paid.
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
2025 ATM Agreement

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
On March 20, 2025, the Company entered into a Sales Agreement (the “2025 ATM Agreement”) with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, up to a maximum aggregate offering price of $17.5 million of its common stock through Leerink Partners as its sales agent. Under the 2025 ATM Agreement, the Company is not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company pays Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common shares sold, and has agreed to reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the nine months ended September 30, 2025, the Company sold 244,960 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.82 per share, resulting in gross proceeds of $0.7 million and net proceeds of less than $0.1 million after sales agent commissions and offering costs.
Common Stock Purchase Agreement
On August 31, 2022, the Company and Chardan Capital Markets LLC (“Chardan”) entered into a Common Stock Purchase Agreement and a Registration Rights Agreement, which was amended and restated on July 16, 2024 to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday Volume Weighted Average Price (“VWAP”) Purchases (collectively referred to as the “A&R Purchase Agreement”). Pursuant to the A&R Purchase Agreement, the Company had the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the A&R Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the A&R Purchase Agreement, the Company issued 10,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee, upon execution of the A&R Purchase Agreement. On March 17, 2025, the Company terminated the A&R Purchase Agreement. Prior to termination, the Company issued and sold to Chardan an aggregate of 384,313 shares of common stock under the A&R Purchase Agreement, for aggregate net proceeds of $3.0 million. For the three and nine months ended September 30, 2025, no shares were issued under the A&R Purchase Agreement. For the three and nine months ended September 20, 2024, 3,593 shares were issued under the A&R Purchase Agreement.
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
The Company had no redeemable convertible preferred stock authorized or outstanding as of September 30, 2025. As of December 31, 2024, the redeemable convertible preferred stock was summarized as follows:

	December 31, 2024
(In thousands, except share amounts)	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	21,200	21,157	$25,106	$147,647
Total	21,200	21,157	$25,106	$147,647
The Company had reserved shares of its common stock for future issuance as follows:

	September 30,	December 31,
	2025	2024
Stock options issued and outstanding	4,418,890	1,333,030
Restricted stock units outstanding	1,107,380	56,423
Common stock shares available for future issuance under equity plans	2,571,341	270,907
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	127,681	79,387
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Performance stock units outstanding	—	106,806
Unvested early exercised common stock	—	422
Contingent earnout common stock	—	100,000
Common Stock Purchase Agreement	—	484,944
Series A redeemable convertible preferred stock	—	21,157,000
Total	41,924,136	57,287,763
Note 7. Stock-based Compensation
2022 Equity Incentive Plan ( the “2022 EIP”)
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 EIP increased by 241,472 shares. On March 6, 2025, the number of shares of common stock available for issuance under the 2022

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
EIP increased by an additional 4,300,000 shares upon stockholder approval of the amended and restated 2022 EIP at the Special Meeting. As of September 30, 2025, the total number of shares of common stock available for issuance under the 2022 Plan is 449,041.
2022 Inducement Plan (the “2022 IN”)
On March 7, 2025, the Board approved an increase in the total number of shares of common stock available for issuance under the 2022 IN to be 2,500,000 shares. As of September 30, 2025, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 2,122,300.
2022 Employee Stock Purchase Plan (the “2022 ESPP”)
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 ESPP increased by 48,294 shares. As of September 30, 2025, the total number of shares of common stock available for issuance under the 2022 ESPP is 127,681.
Stock-based Compensation
Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$1,250	$529	$3,565	$978
Research and development	301	139	716	172
Total stock-based compensation	$1,551	$668	$4,281	$1,150
Note 8. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss, basic and diluted	$(18,126)	$(28,866)	$(46,971)	$(52,180)
Denominator:
Weighted-average shares outstanding, basic and diluted	26,228,274	4,577,122	20,833,549	4,573,307
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(6.31)	$(2.25)	$(11.41)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options issued and outstanding	4,418,890	921,334	4,418,890	921,334
Restricted stock units outstanding	1,107,380	56,423	1,107,380	56,423
GeneFab Option	1,963,344	1,963,344	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	—	31,735,500	—
Performance stock units outstanding	—	106,806	—	106,806
Contingent earnout common stock	—	100,000	—	100,000
Unvested early exercised common stock	—	1,688	—	1,688
Total	39,225,114	3,149,595	39,225,114	3,149,595
Note 9. Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of the cash, cash equivalents and restricted cash:

	September 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$12,243	$48,277
Restricted cash (1)	3,540	3,538
Total	$15,783	$51,815
(1)As of September 30, 2025 and December 31, 2024, restricted cash balance primarily consisted of a letter of credit for the Alameda facility lease of $2.9 million, and a letter of credit for the HQ lease of $0.5 million.
The following table is a summary of the Company’s available-for-sale securities:

	September 30, 2025
(in thousands)	Amortized Cost	Fair Value
Money market funds	$14,033	$14,033
Total available-for-sale securities	$14,033	$14,033

Classified as:
Cash equivalents		$10,493
Restricted cash		3,540
Total available-for-sale securities		$14,033

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
Money market funds	$39,407	$39,407
Total available-for-sale securities	$39,407	$39,407

Classified as:
Cash equivalents		$35,869
Restricted cash		3,538
Total available-for-sale securities		$39,407
As of September 30, 2025 and December 31, 2024, all of the Company’s cash equivalents and restricted cash were available-for-sale and no allowance for credit loss was recorded.
Note 10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

	September 30, 2025
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$14,033	$14,033
Total assets measured at fair value	$14,033	$14,033

	December 31, 2024
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$39,407	$39,407
Total assets measured at fair value	$39,407	$39,407
Asset Classified as Level 3
GeneFab Economic Share
The fair value of the GeneFab Economic Share is based on significant unobservable inputs. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. As of September 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the three and nine months ended September 30, 2025, there was no change in fair value for the GeneFab Economic Share.
Liability Classified as Level 3
GeneFab Option
The fair value of the GeneFab Option is based on significant unobservable inputs. In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model. As of September 30, 2025 and December 31, 2024, the Company determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
signed. For the three and nine months ended September 30, 2025, there was no change in fair value for the GeneFab Option.

Note 11. Income Tax
The Company’s income tax provision was zero for each of the three and nine months ended September 30, 2025 and 2024. While the Company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses the Company’s current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes a broad range of tax reform provisions affecting businesses. Based on the Company’s preliminary assessment, the provisions of the OBBBA are not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 12. Related Parties
New Enterprise Associates, Inc.
New Enterprise Associates, Inc. (“NEA”) held 14.4% and 9.2% of the outstanding shares of the Company’s common stock as of September 30, 2025 and December 31, 2024, respectively. NEA held one of the eight seats on the Board as of September 30, 2025. As part of the private placement in December 2024 (Note 6), NEA is also entitled to designate one additional director to the Board.
Celadon Partners, LLC
Celadon Partners, LLC (“Celadon”) held 37.2% of the outstanding and no shares of the Company’s common stock as of September 30, 2025 and December 31, 2024, respectively, and is considered a related party to the Company. Celadon is the parent company of Valere, of which GeneFab is a wholly-owned subsidiary. Celadon was assigned the GeneFab Option in 2024. As part of the private placement in December 2024 (Note 6), Donald Tang, a founder and manager of Celadon, was appointed to the Board of the Company. Celadon also was entitled to designate two additional directors to the Board, which were filled upon Feng Hsiung and Bryan Baum being appointed in March 2025 and July 2025, respectively. As of September 30, 2025, Celadon held three of the eight seats on the Board.
Bayer Healthcare LLC
Bayer Healthcare LLC (“Bayer”) held 19.9% and 12.2% of the outstanding shares of the Company’s common stock as of September 30, 2025 and December 31, 2024, respectively, and is considered a related party to the Company.
Bayer is the parent company of BlueRock Therapeutics LP (“BlueRock”). The Company and BlueRock entered a collaboration and option agreement (“BlueRock Agreement”) in May 2021, pursuant to which the Company and BlueRock, on a program-by-collaboration program basis, collaborate in many aspects for the development of certain therapy products. The Company was responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a three-year research term. The Company completed the initial research plan and related activities in May 2024. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred. As of September 30, 2025, Bayer has not exercised its option for a license.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
GeneFab
As a result of the transaction with GeneFab (Note 3), GeneFab supports the Company’s clinical manufacturing of our CAR-NK programs, including SENTI-202. GeneFab’s Chief Executive Officer, Philip Lee, Ph.D., was the former Co-Founder and Chief Technology Officer of the Company. The Company determined GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850, Related Party Disclosures (“ASC 850”).
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
The Company and GeneFab entered into sublease agreements pursuant to which GeneFab subleased the facility included in the Alameda lease and a portion of the Company’s HQ lease. GeneFab is currently in default under the GeneFab Sublease and has not indicated when it will pay the Company the full amount of overdue rent payments. As of September 30, 2025, GeneFab owed the Company $4.7 million in past-due sublease rent payments, of which $1.0 million was received in October 2025. Refer to Note 5. Operating Leases for further discussion of the GeneFab sublease collectibility assessment and income reversal recognized during the period. These sublease arrangements are not expected to represent terms the Company could have obtained from an unrelated third party.
The Company incurred certain costs on behalf of GeneFab under a transition services agreement, and reimbursement of such costs was due from GeneFab. As of September 30, 2025 and December 31, 2024, the Company recorded $0.6 million and $0.7 million, respectively, in GeneFab receivable - related party on the condensed consolidated balance sheet. The Company’s research and development expenses under the services agreement was $3.4 million and $3.8 million, respectively, for the three months ended September 30, 2025 and 2024, and $11.1 million for both the nine months ended September 30, 2025 and 2024. Refer to Note 3. GeneFab Transaction.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Note 14. Segment Reporting
The Company views operations and manages the business as one operating and reportable segment, which is the research and development of the Company’s gene circuit platform. The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, manages and allocates resources on a consolidated basis.
As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents were $12.2 million and $48.3 million, respectively.
A summary of the segment loss, including significant expenses, was as noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating expenses:
Research and development:
External services and supplies	$6,743	$5,284	$19,257	$15,519
Personnel-related expenses, including stock-based compensation	2,378	1,685	6,298	6,306
Facilities and other	1,168	1,454	3,595	4,013
General and administrative:
External services and supplies	1,072	1,674	4,564	4,480
Personnel-related expenses, including stock-based compensation	3,035	1,927	8,804	6,074
Facilities and other	1,648	2,245	4,881	5,579
Depreciation and amortization	904	946	2,744	2,901
Total operating expenses	16,948	15,215	50,143	44,872
Loss from operations	(16,948)	(15,215)	(50,143)	(44,872)
Interest income	166	150	830	718
Sublease income (expense)	(1,344)	1,657	2,341	4,705
Other income (expense), net	—	(15,458)	1	(12,731)
Net loss	$(18,126)	$(28,866)	$(46,971)	$(52,180)

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
We are applying our gene circuit technologies to develop a pipeline of medicines that use chimeric antigen receptor (“CAR”) white blood cells with the goal of addressing major challenges and providing potentially lifesaving treatments for people living with cancer. Our lead product candidates utilize off-the-shelf healthy adult donor derived natural killer (“NK”) cells to create CAR-NK cells outfitted with gene circuit technologies in several oncology indications with high unmet need. In 2024, we initiated a clinical trial of SENTI-202 for blood cancers and our partner, Celest Therapeutics, (Shanghai) Co. Ltd., initiated a clinical trial for SENTI-301A for solid tumors manufactured using Celest Therapeutics’ process, which has ceased enrolling patients due to the observance of dose limiting toxicities.
We have incurred net losses of $18.1 million and $28.9 million for the three months ended September 30, 2025 and 2024, respectively, and net losses to $47.0 million and $52.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $12.2 million and $48.3 million, respectively, and an accumulated deficit of $344.1 million and $297.1 million, respectively. Net cash flows used in operating activities were $36.6 million and $27.9 million during the nine months ended September 30, 2025 and 2024, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
Termination of Chardan Common Stock Purchase Agreement
On March 17, 2025, we provided notice to Chardan Capital Markets LLC (“Chardan”) that we were terminating the Common Stock Purchase Agreement and Registration Rights Agreement, as amended and restated on July 16, 2024, between us and Chardan.
2025 ATM Agreement
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common shares sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the nine months ended September 30, 2025, we sold 244,960 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.82 per share, resulting in gross proceeds of $0.7 million and net proceeds of less than $0.1 million after sales agent commissions and offering costs.
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
On August 5, 2025, we announced the determination of the recommended Phase 2 dose (“RP2D”) for SENTI-202 following completion of the dose-escalation portion of the ongoing Phase 1 clinical trial. The RP2D was established at 1.5 × 10⁹ CAR-positive NK cells per dose, administered on Days 0, 7, and 14 of a 28-day cycle following lymphodepletion. The safety profile observed to date has been manageable, and the maximum tolerated dose was not reached. Enrollment is ongoing in the expansion cohort at the RP2D, with topline data expected before the end of 2025.
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
GeneFab Sublease Default
GeneFab is currently in default under the GeneFab Sublease and has not indicated when it will pay us the full amount of overdue rent payments. We are working with GeneFab on a plan to address the nonpayment. As of September 30, 2025, GeneFab owed us $4.7 million in past-due sublease rent payments, of which $1.0 million was received in October 2025.
On September 28, 2025, we received a notice of default from the landlord of the Alameda lease stating that, as of September 26, 2025, we were in default (the “Default”) for nonpayment of rent in the amount of approximately $0.4 million (the “Default Amount”). Our obligations under the Alameda lease are expected to be substantially funded by sublease payments from GeneFab. As of September 30, 2025, the Alameda lease had not been terminated, and we continue to recognize the right-of-use asset and lease liability associated with the Alameda lease. We are currently in discussions with the landlord to cure the Default.
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
Research and development expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
External services and supplies	$6,743	$5,284	$19,257	$15,519
Personnel-related expenses, including stock-based compensation	2,378	1,685	6,298	6,306
Facilities and other	1,395	1,686	4,271	4,759
Total	$10,516	$8,655	$29,826	$26,584
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
General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
External services and supplies	$1,072	$1,674	$4,564	$4,480
Personnel-related expenses, including stock-based compensation	3,035	1,927	8,804	6,074
Facilities and other	1,648	2,245	4,881	5,579
Depreciation and amortization	677	714	2,068	2,155
Total	$6,432	$6,560	$20,317	$18,288
Other Income (expense), net
Interest Income
Interest income consists of interest earned on our cash and cash equivalents, and restricted cash held during the year.
GeneFab sublease Income (expense)- related party
GeneFab sublease Income (expense) - related party represents income from our sublease agreements with GeneFab. In the third quarter of 2025, we determined that collectibility of certain rent payments under our related-

party sublease with GeneFab were no longer probable. As a result, we reversed $3.3 million of previously recognized sublease income in accordance with ASC 842 and will recognize future lease income only as payments are received. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5 — Operating Leases” in this Quarterly Report for details.
Other income (expense), net
Other income (expense) primarily consists of income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics, partially offset by miscellaneous tax and other expense items.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $10.18670 per share. As of September 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Option was zero. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 10—Fair Value Measurements” in this Quarterly Report for details.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of GeneFab Economic Share is a result of the change in the equity value of GeneFab and the volatility at each reporting period. As of September 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Economic Share was zero. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 10—Fair Value Measurements” in this Quarterly Report for details.
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of GeneFab Note Receivable consists of the remeasurement to fair value at each reporting period of the deferred consideration due from GeneFab for which we have elected the fair value option. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasure its fair value. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—GeneFab Transaction” in this Quarterly Report for details.
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)	(unaudited)	(unaudited)
Operating expenses:
Research and development (including related party costs of $3,417 and $3,790 for the three months ended September 30, 2025 and 2024, respectively)	$10,516	$8,655	$1,861
General and administrative	6,432	6,560	(128)
Total operating expenses	16,948	15,215	1,733
Loss from operations	(16,948)	(15,215)	(1,733)
Other income (expense):
Interest income	166	150	16
GeneFab sublease income (expense) - related party	(1,567)	1,657	(3,224)
Other income (expense), net	223	(11)	234
Change in fair value of GeneFab Option - related party	—	2,386	(2,386)
Change in fair value of GeneFab Economic Share - related party	—	(398)	398
Change in fair value of GeneFab Note Receivable - related party	—	(17,435)	17,435
Total other expense, net	(1,178)	(13,651)	12,473
Net loss	$(18,126)	$(28,866)	$10,740

Research and development expenses. Research and development expenses were $10.5 million and $8.7 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $1.8 million was primarily due to an increase of $1.4 million in external services and supplies cost and an increase of $0.7 million in personnel-related expenses, offset by a decrease of $0.3 million in facilities and other costs.
General and administrative expenses. General and administrative expenses were $6.4 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.2 million was primarily due to a decrease of $0.7 million in external services and supplies cost and a decrease of $0.6 million in facilities and other costs, partially offset by an increase of $1.1 million in personnel-related expenses.
Interest income. Interest income was $0.2 million for both the three months ended September 30, 2025 and 2024.
GeneFab sublease income (expense) - related party. The decrease of $3.2 million was primarily due to a $3.3 million reversal of previously recognized sublease income in accordance with ASC 842. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5 — Operating Leases” in this Quarterly Report for details.
Other income (expense), net. The increase in other income of $0.2 million was primarily due to income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics which commenced in October 2024.
Change in fair value of GeneFab Option - related party. As of September 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the three months ended September 30, 2025, there was no change in fair value for the GeneFab Option.
Change in fair value of GeneFab Economic Share - related party. As of September 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the three months ended September 30, 2025, there was no change in fair value for the GeneFab Economic Share.
Change in Fair Value of GeneFab Note Receivable - related party. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasure the fair value.
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)	(unaudited)	(unaudited)
Operating expenses:
Research and development (including related party costs of $11,073 and $11,059 for the nine months ended September 30, 2025 and 2024, respectively)	$29,826	$26,584	$3,242
General and administrative	20,317	18,288	2,029
Total operating expenses	50,143	44,872	5,271
Loss from operations	(50,143)	(44,872)	(5,271)
Other income (expense):
Interest income	830	718	112
GeneFab sublease income - related party	1,732	4,705	(2,973)
Other income (expense), net	610	(6)	616
Change in fair value of GeneFab Option - related party	—	6,331	(6,331)
Change in fair value of GeneFab Economic Share - related party	—	(1,816)	1,816
Change in fair value of GeneFab Note Receivable - related party	—	(17,240)	17,240
Total other income (expense), net	3,172	(7,308)	10,480
Net loss	$(46,971)	$(52,180)	$5,209
Research and development expenses. Research and development expenses were $29.8 million and $26.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $3.2 million was primarily due to an increase of $3.7 million in external services and supplies cost, partially offset by $0.5 million in facilities and other cost.
General and administrative expenses. General and administrative expenses were $20.3 million and $18.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $2.0 million was primarily due to an increase of $2.7 million in personnel-related expense, partially offset by a decrease of $0.7 million in facilities and other costs.
Interest income. Interest income was $0.8 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase is attributed to higher average cash balances in the relevant periods.
GeneFab sublease income - related party. The decrease of $3.0 million was primarily due to a $3.3 million reversal of previously recognized sublease income in accordance with ASC 842, offset by increased sublease income from a portion of our HQ lease, which started on June 12, 2024. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5 — Operating Leases” in this Quarterly Report for details.
Other income (expense), net. The increase in other income of $0.6 million was primarily due to income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics which commenced in October 2024.

Change in fair value of GeneFab Option - related party. As of September 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the nine months ended September 30, 2025, there was no change in fair value for the GeneFab Option.
Change in fair value of GeneFab Economic Share - related party. As of September 30, 2025 and December 31, 2024, we determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the nine months ended September 30, 2025, there was no change in fair value for the GeneFab Economic Share.
Change in Fair Value of GeneFab Note Receivable - related party. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasure the fair value.
Liquidity and Capital Resources
Sources of Liquidity
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2025, we had $12.2 million in cash and cash equivalents, and an accumulated deficit of $344.1 million.
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
From inception to September 30, 2025, we raised aggregate gross proceeds of $356.9 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
On August 31, 2022, we entered into an Amended & Restated Purchase Agreement with Chardan (the “A&R Purchase Agreement”). Pursuant to the A&R Purchase Agreement, we had the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 872,704 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the A&R Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the A&R Purchase Agreement. Sales and timing of any sales of common stock were solely at our election, and we were under no obligation to sell any securities to Chardan under the A&R Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the A&R Purchase Agreement, upon execution of the A&R Purchase Agreement, we issued 10,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee. For the nine months ended September 30, 2024, we sold 3,593 shares of common stock under the A&R Purchase Agreement. On March 17, 2025, we terminated the A&R Purchase Agreement. Prior to termination, we issued 384,313 shares of common stock to Chardan under the A&R Purchase Agreement, for aggregate net proceeds of $3.0 million.
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon the our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission equal to 3.0% of the gross proceeds of any common shares sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the nine months ended September 30, 2025, we sold 244,960 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.82 per share, resulting in gross proceeds of $0.7 million and net proceeds of less than $0.1 million after sales agent commissions and offering costs.
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
Cash Flows
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report:

	Nine Months Ended September 30,
	2025	2024
(in thousands)	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(36,569)	$(27,893)
Investing activities	(184)	45
Financing activities	721	2,440
Net change in cash, cash equivalents and restricted cash	$(36,032)	$(25,408)
Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities of $36.6 million was primarily due to our loss of $47.0 million with non-cash adjustments of $2.7 million for depreciation and $4.3 million for stock-based compensation expense. Other material changes included a $4.6 million decrease in GeneFab prepaid expenses - related party, a $1.7 million decrease in operating lease right-of-use assets, and a $3.4 million decrease in operating lease liabilities.
For the nine months ended September 30, 2024, net cash used in operating activities of $27.9 million was primarily due to our loss of $52.2 million with non-cash adjustments of $17.2 million loss from change in fair value of the GeneFab Note Receivable, $6.3 million gain from change in fair value of the GeneFab Option, $1.8 million loss from change in fair value of GeneFab Economic Share, $2.9 million for depreciation and $1.2 million for stock-based compensation expense. Other material changes were comprised of $10.9 million decrease in GeneFab prepaid expenses, $1.1 million decrease in prepaid expenses and other assets, $0.1 million increase in other liabilities, net of current portion, offset by $3.1 million decrease in accounts payable and accrued expenses and $3.0 million decrease in operating lease liabilities.
Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities of $0.2 million was primarily due to purchases of property and equipment.
For the nine months ended September 30, 2024, net cash provided by investing activities was nominal.
Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $0.7 million, primarily due to $2.5 million received under the CIRM Grant and proceeds from issuance of common stock related to the ATM Agreement, net of commissions of $0.7 million, offset by the payment of issuance costs of $2.5 million.
For the nine months ended September 30, 2024, net cash provided by financing activities was primarily due to $2.4 million proceeds received under the CIRM Grant.
Funding Requirements
We concluded that substantial doubt about our ability to continue as a going concern continues to exist and that our cash and cash equivalents of $12.2 million as of September 30, 2025, are not sufficient for us to continue as a going concern for at least one year from the issuance date of the condensed consolidated financial statements. Additional funds will be necessary to maintain current operations and to continue research and development activities. Our continued existence is dependent upon management’s ability to raise capital, collect amounts owed to us under existing agreements and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing our business, raising capital and collecting amounts owed to us under existing agreements, there can be no assurance that our efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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
•our ability to collect amounts owed to us by our sublessee, GeneFab;
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
Contractual Obligations and Commitments
Our obligations under the Alameda lease are expected to be substantially funded by sublease payments from GeneFab. GeneFab is currently in default under the GeneFab Sublease and has not indicated when it will pay us the full amount of overdue rent payments, but we are working with GeneFab on a plan to address the nonpayment. As of September 30, 2025, GeneFab owed us $4.7 million in past-due sublease rent payments, of which $1.0 million was received in October 2025.
In addition, on September 28, 2025, we received a notice of default from the landlord on our Alameda lease stating that, as of September 26, 2025, we were in default (the “Default”) for nonpayment of rent in the amount of approximately $0.4 million (the “Default Amount”). We are currently in discussions with the landlord to cure the default. As of September 30, 2025, the Alameda lease has not been terminated, and we continue to recognize the right-of-use asset and lease liability associated with the Alameda lease.
There were no other material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2025, from those as of December 31, 2024 as reported in our Annual Report.
Off-Balance Sheet Arrangements
For the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.
Critical Accounting Estimates
For the nine months ended September 30, 2025, there have been no material changes to our critical accounting policies and estimates compared to those disclosed in Part II, Item 7 of our Annual Report.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
•We previously identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
•In December 2024 and April 2025, we announced initial clinical data from the Phase 1 clinical trial of our first product candidate, SENTI-202. Also in December 2024, we announced that the first patient was dosed in a clinical trial of SN301A in China under our collaboration with Celest Therapeutics where they manufactured SN301A under their own manufacturing process, and the rest of our current product candidates are in preclinical development. In April 2025, Celest Therapeutics decided to stop dosing in its SN301A clinical trial due to dose limiting toxicities observed. Other product candidates may also fail in clinical development or suffer delays that materially and adversely affect their ability to receive regulatory approval or to attain commercial viability.
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
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $344.1 million and $297.1 million, respectively. Our net losses were $47.0 million and $52.2 million for the nine months ended September 30, 2025 and 2024, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
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
As of September 30, 2025, we had $12.2 million in cash and cash equivalents. In connection with the preparation of this Quarterly Report, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for twelve months following the filing of this Quarterly Report. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our lack of progress in collecting on overdue payments from GeneFab under various agreements has substantially harmed our current cash position, which negatively impacts our ability to continue as a going concern. Our future capital requirements and the timing and amount of our operating expenditures will depend largely on:
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
•our ability to collect rent and other payments under various agreements with GeneFab and other parties who occupy portions of the properties we currently lease from third parties;
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
•GeneFab’s ability to continue operating as a going concern and to satisfy its obligations under various manufacturing agreements between us and GeneFab;
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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we will not be able to continue as a going concern beyond twelve months from the issuance date of this Quarterly Report. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401, to develop gene circuits for other programs with potential partners, and to suspend internal research and development efforts for SENTI-301A. In August 2023, we announced a transaction with GeneFab pursuant to which we transferred our in-house manufacturing operations and assets to GeneFab. We have had to delay certain work under planned statements of work (“SOWs”) with GeneFab due to a lack of funding in the past. We have plans to further engage GeneFab to perform work under these and new SOWs. However, there can be no assurance that we will have the funding available to us to do so. In January 2024, we announced a strategic plan to focus our resource allocation to investment in clinical development of SENTI-202 and on partnership of our SENTI-301A program in China. In September 2024, we subleased to BKBIOTECH, Inc., and JLSA2 Therapeutics, Inc., certain portions of our corporate headquarters. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
We previously identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of shares of our common stock.
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
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to avoid in the future the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, an independent registered public accounting firm has not yet performed an evaluation of our internal control over financial reporting, though such an evaluation will be required when we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer.” When an evaluation by an independent registered public accounting firm is performed, such firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed.
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
If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm when required may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
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
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of September 30, 2025, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to the headquarter facility leases and a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.9 million related to Alameda facility lease. As of the date of this Quarterly Report, we hold certain funds in accounts with Silicon Valley Bank, or SVB. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
•inability to obtain sufficient quantities of consistent quality, purity and potency of the products used in our clinical trials prior to administration of our product, such as fludarabine;
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
Risks Related to Our Reliance on Third Parties
There can be no assurance that we will achieve all of the anticipated benefits of the transactions with GeneFab and we could face unanticipated challenges.
We may not realize some or all of the anticipated benefits from the transactions with GeneFab and we may encounter post-closing risks. For example, GeneFab subleases its entire facility from us and is, as of September 30, 2025, approximately $5.3 million in arrears on its payment obligations under the sublease agreement and other services provided by us to GeneFab. As of September 30, 2025, GeneFab owed the Company $4.7 million in past-due sublease rent payments, of which $1.0 million was received in October 2025. GeneFab has not indicated when it will be able to repay the amounts owed under these agreements. As of the date of this report, GeneFab has not fully satisfied its obligations under the subleases and there can be no assurance that it will be able to do so in a timely manner. Moreover, if we are required to evict GeneFab from the Alameda property, it will be unable to perform its obligations under the Development and Manufacturing Services Agreement (“DMSA”). This could materially impact our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, results of operations and clinical operations. In addition, this non-payment or any other disagreements with GeneFab over its obligations to us could require or result in litigation or arbitration, which would be time-consuming and expensive and could also have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations.

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
We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely on CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. Under our DMSA with GeneFab, we are obligated to engage GeneFab for certain manufacturing services subject to GeneFab’s meeting of certain criteria. Currently, we do not have relationships with CMOs beyond GeneFab for the majority of our product manufacturing needs and even if we were to establish those relationships, other CMOs may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do in a timely manner or on reasonable terms, if at all. In addition, if we are required to evict GeneFab from its current space for non-payment under the GeneFab subleases, this would significantly delay our clinical trials. This could significantly delay our clinical trials supply as we establish alternative supply sources and the shift to a different CMO could be expensive. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards, our product specifications and all applicable regulations.
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
Initial manufacturing efforts under our agreements with GeneFab have and will focus on our lead program, SENTI-202. GeneFab has never operated a cGMP facility before. GeneFab may not have the ability or resources to consistently and reliably manufacture SENTI-202 in sufficient quality and quantity to support our ongoing and planned clinical trials, which could negatively impact our overall development timelines. For example, as of September 30, 2025, GeneFab owed us approximately $5.3 million in overdue rent payments and for other services performed by us, of which $1.0 million was paid during October 2025. If we are required to evict GeneFab from the Alameda property, it will be unable to perform its obligations under the DMSA. In addition, quality, reproducibility, stability, and consistency issues may arise during manufacturing activities and may result in lower yields than initially expected. We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational or GeneFab is otherwise unable to meet our supply requirements for our preclinical studies and planned clinical trials. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
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
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We currently rely exclusively on GeneFab to produce required quantities of SENTI-202. We, GeneFab, or any future manufacturing partners, may be unable to successfully scale-up the manufacturing process or to otherwise increase capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. Work performed by GeneFab for us represents the large majority of work GeneFab currently performs at its facilities, which are subleased by us to GeneFab. If GeneFab is unable to continue performing work for us or pay us under its sublease for our Alameda facility or if we are required to evict GeneFab from our Alameda facility for nonpayment of rent, we could be substantially harmed. As of September 30, 2025, GeneFab owes us approximately $5.3 million in overdue rent payments and for other services performed by us, of which, $1.0 million was paid during October 2025. If GeneFab continues failing to make payments under its sublease obligations or is unable to perform its obligations under the agreements between us and GeneFab, we will be substantially harmed. In addition, quality, reproducibility, stability, consistency issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe GeneFab will be able to sufficiently scale to produce quantities of SENTI-202 and future product candidates required to advance our preclinical studies and clinical trials, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines.
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
We currently have no sales, marketing or distribution capabilities or experience. We will need to develop internal sales, marketing and distribution capabilities to commercialize each current and potential future product candidate that gains, if ever, FDA or other regulatory authority approval, which would be expensive and time-

consuming, or enter into collaborations with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market any approved products or decide to co-promote products with third parties, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business and results of operations could be materially and adversely affected.
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
As of September 30, 2025, the market price of our common stock is below $100.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 506,000 shares of our common stock sold to certain investors in connection with the private placement that was completed concurrently with the Merger and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 487,897 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.04 per share, and 87,103 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 575,000 shares of our common stock could sell their securities at a per share price that is less than $100.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. Furthermore, we have registered (a) up to 21,157 shares of Series A redeemable convertible preferred stock and (b) up to 31,735,500 shares of common stock underlying the accompanying Warrants pursuant to a resale registration statement on Form S-3, which were previously offered and sold by us in the 2024 PIPE transaction described herein.

None of the securities issued pursuant to the 2024 PIPE transaction were initially registered under the Securities Act or any state securities laws, rather, we offered the securities in reliance on exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A redeemable convertible preferred stock, or the Certificate of Designation, each share of Series A redeemable convertible preferred stock was issued at $2,250 per share in the 2024 PIPE transaction and was converted into 1,000 shares of common stock, effective March 10, 2025. Subject to the terms and limitations contained in the Certificate of Designation, each share of Series A redeemable convertible preferred stock issued in the PIPE Transaction converted into such number of shares of common stock, at the conversion price of $2.25 per share, or the Conversion Price, subject to the terms and limitations contained in the Certificate of Designation. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time and from time to time on or after March 6, 2025. On October 31, 2025, the closing price of our common stock as reported on the Nasdaq Capital Market was $2.03 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $1.0 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.2 million.
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
Pursuant to the securities purchase agreement, dated December 2, 2024, with certain accredited investors in a private placement transaction, we issued warrants to purchase certain shares of common stock. As of September 30, 2025, approximately 31,735,500 shares of our common stock were reserved for issuance upon exercise of outstanding warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Executive Officer Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
On May 6, 2025, Kanya Rajangam, our President and Chief Medical Officer, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rajangam Trading Plan”). The Rajangam Trading Plan provides for potential sales beginning on August 5, 2025 of up to an aggregate of 12,628 shares to be sold pursuant to limit orders. The Rajangam Trading Plan will expire upon the date all sales contemplated by the Rajangam Trading Plan have been executed.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of November, 2025.

Date: November 13, 2025	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
		Name:	Jay Cross
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)