Form 10-K
period 2025-12-31
Senti Biosciences, Inc.
filed 2026-03-27
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $53.2 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on that date).
As of March 19, 2026 there were 31,144,497 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
~~•~~our projected financial information, anticipated growth rate, and market opportunities;
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
Our Pipeline
Our lead product candidate, SENTI-202, is a potentially first-in-class Logic Gated off-the-shelf CAR-NK cell therapy for the treatment of blood cancers currently being studied in an open-label, multi-center Phase 1 clinical trial in the United States and Australia for the treatment of relapsed/refractory hematological malignancies, including Acute Myeloid Leukemia (“AML”). Our pipeline also includes additional preclinical programs: (i) a solid tumor cell therapy program, (ii) our partnered programs related to cell therapies for regenerative medicines with BlueRock Therapeutics, Inc. (“BlueRock Therapeutics”). Our most advanced program, SENTI-202, originates from our internal pipeline of programs.
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
•Advance the development of additional solid tumor cell therapy programs utilizing the gene circuit technologies and strategies similar to those in our clinical stage program SENTI-202;
•Leverage partnering to support indications beyond oncology, including our ongoing partnership with BlueRock Therapeutics to develop cell therapies for regenerative medicines;
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
SENTI-202 for the Potential Treatment of Hematologic Malignancies including Acute Myeloid Leukemia
Overview
Our lead product candidate SENTI-202 is a potentially first-in-class Logic Gated off-the-shelf CAR-NK cell therapy designed to selectively target and eliminate CD33 and/or FLT3 expressing hematologic malignancies, including AML, while sparing healthy bone marrow cells, even if they express CD33 and/or FLT3 due to our unique NOT gate design. SENTI-202 is currently being studied in an open-label Phase 1 clinical trial in the United States and Australia for the treatment of relapsed/refractory hematologic malignancies, including AML. We reported clinical data for this trial in 2024 and 2025, which included twenty AML patients treated in our Phase 1 clinical trial protocol (the “Phase 1 Patients”). The initial clinical data showed that of the Phase 1 Patients, there was a 50% overall response rate during our Phase 1 clinical trial, 42% of the Phase 1 Patients achieved a CR/CRh (with 100% of the CRs and 83% of all responses being assessed as measurable residual disease (“MRD”) negative at the recommended phase 2 dose (“RP2D”), with a 7.6 months median duration of composite Complete Remission across all patients. All patients treated with SENTI-202 showed a favorable safety profile.
On June 18, 2025, we announced that the FDA has granted Orphan Drug Designation to SENTI-202 for the treatment of relapsed/refractory hematologic malignancies including acute myeloid leukemia. Also, on December 9, 2025, we announced that the FDA has granted SENTI-202 Regenerative Medicine Advanced Therapy (“RMAT”) designation. The FDA granted the RMAT designation based on data from the Company’s ongoing Phase 1 clinical trial of SENTI-202 in adult patients with relapsed or refractory (R/R) CD33 and/or FLT3 expressing hematologic malignancies, including AML.
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
SENTI-202 Clinical Data
We reported data from our Phase 1 clinical trial of SENTI-202 in 2024 and 2025. Initial data we reported included data related to the Phase 1 patients who were treated at various dose levels following lymphodepletion with fludarabine/cytarabine). Of the Phase 1 patients, there was a 50% overall response rate during our Phase 1 clinical trial, 42% of the Phase 1 patients achieved CR/CRh (with 100% of the CRs and 83% of all responses being assessed as measurable residual disease (“MRD”) negative at the recommended phase 2 dose (“RP2D”), with a 7.6 months median duration of composite Complete Remission across all patients. All patients treated with SENTI-202 showed a favorable safety profile.
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

We believe that our REVEALTM platform enables us to effectively explore innumerable application opportunities for gene circuits and efficiently optimize best-in-class solutions. Opportunities include, but are not limited to: (i) the application of the NOT GATE gene circuit toward new solid and/or liquid tumor CAR-NK or CAR-T cell therapies, (ii) the application of the Multi-Arming gene circuit to enhance and power new solid and/or liquid tumor CAR or TCR based cell therapies (iii) the development of promoters that are multi-fold stronger than current commonly used promoter benchmarks for various cell types, and (iv) cell-type and cell-state specific promoters for gene and cell therapies. We believe our platform can enable the development of multiple product candidates that harness the full breadth of our gene circuit platform beyond Logic Gating and Multi-Arming of CAR or TCR based cell therapies within oncology. Our additional discovery efforts are focused on a diverse set of cell and gene therapy applications outside of oncology. We previously entered into collaborations with Spark Therapeutics (subsidiary of Roche Holding AG) for the design of Smart Sensors for disease- and tissue-specific gene therapy. That collaboration has terminated. We also previously entered into a collaboration with BlueRock Therapeutics (subsidiary of Bayer AG) for the use of Smart Sensors and Regulator Dials for regenerative medicines.
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
In connection with the transaction, we were entitled to receive total consideration of $37.8 million, of which $18.9 million was due at closing and was netted against a prepayment owed by us for manufacturing and research activities to GeneFab. We also received $8 million in manufacturing services credit and subleased our 92,000 square foot good manufacturing practice (“cGMP”) facility in Alameda, CA to GeneFab. That facility lease has subsequently been amended to include approximately half of the original space for GeneFab to perform its manufacturing. Refer to Item 8. “Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements — Note 15 — Subsequent Events” in this Annual Report on Form 10-K for details on the lease and sublease amendments. The remaining consideration of $18.9 million was waived by us and GeneFab in connection with an investment by Celadon Partners, the sole investor in GeneFab, into our 2024 PIPE transaction described herein. Refer to Note 6. Stockholders’ Equity in Part II - Item 8, Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, for additional details regarding the PIPE transaction.
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
Research Collaboration and License Agreement with Spark Therapeutics, Inc.
In April 2021, we entered into a Research Collaboration and License Agreement (“Spark Agreement”), with Spark Therapeutics. Under the Spark Agreement, we engaged in a collaborative research program with Spark

Therapeutics to design, build and test synthetic promoters that are intended to have each one of five sets of desired characteristics, or promoter profiles. Spark Therapeutics is obligated to reimburse us for our costs and expenses incurred in connection with the conduct of the research program. Upon completion of work under the research program for a particular promoter profile, Spark Therapeutics may select and designate, subject to a specified maximum, a certain number of synthetic promoters that are designed, built and tested or identified by us under the research program with respect to such promoter profiles as optioned promoters. On a promoter profile-by-promoter-profile basis, for each optioned promoters, Spark Therapeutics will have the right to obtain an exclusive, royalty-bearing, sublicensable, worldwide license under our intellectual property rights to develop, manufacture, commercialize and otherwise exploit, for the cure, treatment, palliation, prevention or diagnosis of specified indications, or a licensed field, in vivo gene therapy products incorporating such applicable optioned promoter with respect to such promoter profile and is directed towards specific cell types in the central nervous system, eye, or liver. Spark Therapeutics may exercise its option for any optioned promoter prior to the expiration of the applicable evaluation period. Spark Therapeutics opted to not exercise its option following completion of the research under this collaboration.
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
Collaboration and Option Agreement with BlueRock Therapeutics LP
In May 2021, we entered into a Collaboration and Option Agreement (“BlueRock Agreement”), with BlueRock Therapeutics LP (“BlueRock”). BlueRock is a wholly-owned subsidiary of Bayer Healthcare LLC. Bayer Healthcare LLC’s parent company is Bayer AG, which served as the lead investor in our Series B financing through its Leaps by Bayer unit. We amended the BlueRock Agreement effective September 4, 2025, to, among other things, extend BlueRock’s research term in order to further facilitate its research thereunder. Under the BlueRock Agreement, we have engaged in three collaboration programs with BlueRock to research and develop gene circuits that have specified functions. We are responsible for up to $10 million in costs and expenses incurred in connection with our conduct of research activities under an agreed-upon research plan. If the parties mutually agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse us for the costs and expenses that we incur in connection with the agreed-upon additional research activities that, together with costs and expenses incurred under the initial research plan, exceed $10 million. We have not yet received any payment from BlueRock under the BlueRock Agreement and we do not have any obligations to make any payments to BlueRock under the BlueRock Agreement. We are obligated to use commercially reasonable efforts to conduct the research activities assigned to us under the research plan. If we materially breach that obligation and do not cure it within a specified period, BlueRock will have the right to receive a transfer of technology and perform the remainder of the research plan at its own expense.
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
In addition to the option described above, we granted a right of first negotiation to BlueRock, on a collaboration program-by-collaboration program basis, to obtain a license under our intellectual property rights to research, develop, manufacture and commercialize, for the prevention, treatment or palliation of a specified disease area (the “negotiation field”), cell therapy products containing cells of a specified type (“negotiation cells”), that incorporate an applicable efficacy gene circuit developed under such collaboration program. This right of first negotiation does not overlap with the option described above because it pertains to different combinations of fields, cell types and gene circuits. Starting from the effective date of the BlueRock Agreement and, on a collaboration program-by-collaboration program basis, continuing for 12 months or, if later, until the completion of a certain portion of the research plan for such collaboration program, we are obligated to work exclusively with BlueRock on the development, manufacture and commercialization, in the negotiation field, of cell therapy products containing negotiation cells that incorporate the specific type of gene circuit for such collaboration program.
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
Framework Agreement with GeneFab, LLC
On August 7, 2023, we entered into a framework agreement, (the “Framework Agreement”), with GeneFab, LLC, a Delaware limited liability company, or GeneFab, and Valere Bio, Inc., a Delaware corporation and the parent company of GeneFab, (“Valere”), which is wholly owned by a company managed by Celadon Partners, pursuant to which we, subject to the terms and conditions therein, (i) sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights to GeneFab, including all of our equipment and leasehold improvements at our facilities in Alameda, California (the “Alameda Facility”) and certain of our intellectual property related to the schematics for and design of the Alameda Facility, and (ii) subleased to GeneFab its premises under the lease, which has subsequently been amended in March 2026, for the Alameda Facility (a portion of which is subject to the satisfaction of certain conditions), or collectively, the Purchased Assets. Refer to Item 8. “Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements — Note 15 — Subsequent Events” in this Annual Report on Form 10-K for details on the lease and sublease amendments. In addition, we agreed to grant a license to GeneFab under certain of its intellectual property rights to conduct manufacturing services and to research, develop, manufacture and commercialize products outside of oncology, pursuant to a license agreement under negotiation (“the License Agreement”). Donald Tang, a member of our Board of Directors appointed in December 2024, is a manager of Celadon Partners.
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
On December 10, 2024, in connection with the private placement described in further detail in Part II, Item 8. “Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements — Note 6 — Stockholders’ Equity” in this Annual Report on Form 10-K, we entered into an amendment of the GeneFab Framework Agreement with GeneFab and Valere Bio, Inc. As part of the agreement, the GeneFab Note Receivable was waived by the parties. Additionally, we entered into an amended and restated development and manufacturing services agreement with GeneFab.
Collaboration and Option Agreement with Celest Therapeutics, (Shanghai) Co. Ltd.

In November 2023, we entered into a Collaboration and Option Agreement (the “Celest Agreement”), with Celest Therapeutics. Under the Celest Agreement, we agreed to collaborate with Celest Therapeutics for Celest Therapeutics to carry out an investigator-initiated trial (“IIT”) of the SENTI-301A gene circuit in Celest Therapeutics’ SN301A product candidate (manufactured by Celest) in mainland China with certain technical support from us. Celest initiated a Phase 1 clinical trial for SN301A in China in 2024. Based on the observation of certain dose limiting toxicities in the SN301A Investigator Sponsored Trial (the “SN301A Trial”), Celest decided to cease enrollment of the clinical trial in April 2025.
Under our agreement with Celest, Celest Therapeutics has an exclusive option to obtain an exclusive, royalty-bearing, license in mainland China, Hong Kong, Macau, and Taiwan under our intellectual property rights to research, develop, manufacture, commercialize and otherwise exploit SN301A, an off-the-shelf CAR-NK cell therapy product candidate that consists of NK cells that have been engineered to express our CAR having an antigen binding portion that is directed to GPC3 and our crIL15. Celest Therapeutics may exercise its option prior to the expiration of a certain time period (the “option exercise period”). If Celest Therapeutics exercises its option during the option exercise period, the parties shall negotiate the terms of the license agreement, which will include and be consistent with pre-agreed financial terms, and Celest Therapeutics will be required to pay us an option exercise fee in the mid-single digit millions upon the execution of the license agreement. If the parties enter into a license agreement having terms consistent with the pre-agreed financial terms, we will be eligible to receive certain option exercise fee and milestone payments, in an aggregate amount of $156.0 million, as well as certain tiered royalty payment. Based on the initial results of the SN301A Trial, we do not anticipate that Celest will exercise its option.
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
Our patent portfolio relates to our ongoing research and development activities and includes a combination of patents and pending patent applications licensed from third parties, jointly owned with third parties, and solely owned by us. The patents and pending patent applications in our portfolio can be categorized as relating to our gene circuit platform technologies, including Logic Gating gene circuits, Multi-Arming gene circuits, Regulator Dial gene circuits and Smart Sensor gene circuits; our product candidates, including SENTI-202 and SENTI-301A, as well as other possible pipeline product candidates; and alternative technologies, and our patents and patent application include claims directed to compositions, methods (including preparation, use, or treatment), processes, dosing and formulations. As of March 19, 2026, our in-licensed and owned patent portfolio consists of over 15 issued patents and 237 pending patent applications, of which we own or co-own 215 pending patent applications, and have licensed 3 patents and 22 pending patent applications.
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
We also utilize trademark rights to protect our brand and have filed trademark applications for the marks “SENTI,” “SENTI BIOSCIENCES,” “SENTI BIO,” and Senti’s “S” logo in the United States and in certain marks in foreign countries. As of March 19, 2026, we own six United States trademark registrations, one pending and/or allowed United States trademark applications, and five foreign trademark registrations. We have also registered multiple internet domain names to further supplement the protection of our brand.
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
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-

threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
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
Regenerative Medicine Advanced Therapy (RMAT) Designation
As part of the 21st Century Cures Act, Congress created the Regenerative Medicine Advanced Therapy (“RMAT”) designation to facilitate an efficient development program for, and expedite review of, a product candidate that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. A sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may, as appropriate, fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like some of FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may help expedite the development or approval process. The FDA granted SENTI-202 an RMAT designation in December 2025.
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
Employees and Human Capital Resources
As of March 19, 2026, we had 39 employees, all of whom were full-time, consisting of clinical, research, operations, regulatory, finance and business development personnel. 7 of our employees hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Facilities
We currently occupy approximately 40,000 square feet of office and research and development space in South San Francisco, CA under a lease that expires in April 2027, with an option to extend for an additional eight years. We entered into a sublease agreement with GeneFab to sublease approximately 7,400 square feet of our office space in South San Francisco expiring April 2027. On March 9, 2026, we and GeneFab agreed to terminate the sublease, effective March 31, 2026. We also entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA2

Therapeutics, Inc. to sublease approximately 11,001 square feet of our office space in South San Francisco commencing October 2024 and also expiring April 2027. In June 2023, we completed the build-out of a cell therapy manufacturing facility designed to meet cGMP. We subsequently subleased this 92,000 square feet of manufacturing space under an agreement with GeneFab that was executed in August 2023, with such sublease expiring in September 2032. On March 17, 2026 we entered into a First Amendment to Lease (the “Lease Amendment”), a First Amendment to Sublease (the “Sublease Amendment”), a First Amendment to Landlord’s Consent to Sublease (the “Consent Amendment”) and a Letter Agreement (the “GeneFab Letter Agreement”) all related to the Alameda Facility with GeneFab and 1430 South Loop Owner, LLC (the “Landlord”), pursuant to which we reduced the leased premises from approximately 92,000 rentable square feet to approximately 46,000 rentable square feet. The Lease Amendment also reduces our future base rent obligations for the remaining term of the lease and modifies certain cost-sharing arrangements with respect to operating expenses, taxes, and utilities. We believe that this space, collectively, is sufficient to meet our existing needs.
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
•There can be no assurance that we will receive any or all of the anticipated payments under, or achieve any or all of the anticipated benefits of the transaction with GeneFab, and we could face unanticipated challenges.
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
We are an early clinical stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2025 and 2024, we had an accumulated deficit of $358.6 million and $297.1 million, respectively. Our net losses were $61.4 million and $52.8 million for the years ended December 31, 2025 and 2024, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, manufacturing and the regulatory approval process for our current and potential future product candidates.
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
The development of biotechnology product candidates is capital-intensive. If any of our current or potential future product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, marketing and sales capabilities. We have used substantial funds to develop our gene circuit platform, SENTI-202 and other potential product candidates, and we will require significant funds to continue to develop our platform and conduct further research and development, including preclinical studies and clinical trials. In addition, we expect to incur significant additional costs associated with operating as a public company.
As of December 31, 2025, we had $16.4 million in cash and cash equivalents. In connection with the preparation of this Annual Report, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for 12 months following the filing of this Annual Report and that without additional financing, we may not be able to continue operations as planned past the second quarter of 2026. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of platform technologies and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, though we have reached agreement with GeneFab regarding the repayment of overdue payments from GeneFab under various agreements with GeneFab, a substantial amount of that repayment is expected to be in kind in exchange for various manufacturing services and not in cash. Our inability to collect all amounts owing from GeneFab in cash has negatively impacted our ability to continue as a going concern. If GeneFab fails to pay amounts owing to us in the future, our business will be substantially harmed further.
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
We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms acceptable to us, if at all. If we are unable to obtain adequate financing when needed, our business, financial condition and results of operations will be harmed, and we may need to significantly modify our operational plans, or else we will not be able to continue as a going concern beyond 12 months from the issuance date of this Annual Report. For example, in January 2023 we announced a strategic plan to focus internal resources on SENTI-202 and SENTI-401 and to develop gene circuits for other programs with potential partners. In August 2023, we announced a transaction with GeneFab pursuant to which we transferred our in-house manufacturing operations and assets to GeneFab. We have had to delay certain work under planned statements of work (“SOWs”) with GeneFab due to a lack of funding in the past. We have plans to further engage GeneFab to perform work under these and new SOWs. However, there can be no assurance that we will have the funding available to us to do so. In January 2024, we announced a strategic plan to focus our resource allocation to investment in clinical development of SENTI-202 and on partnership of our SENTI-301A program in China which we have subsequently ceased developing. In September 2024, we subleased to BKBIOTECH, Inc., and JLSA2 Therapeutics, Inc., certain portions of our corporate headquarters. In the future, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. Further, if we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials, including related manufacturing costs.
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
As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we and our independent registered public accounting firm identified a material weakness, as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. The material weakness related to a lack of sufficient and adequate resources in the finance and accounting function and while we remediated the material weakness in 2025, there can be no assurance that we will not have another material weakness in our finance and accounting functions.
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
Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after

December 31, 2020 to 80% of current year taxable income. As of December 31, 2025, we had NOLs for U.S. federal and state income tax purposes of approximately $263.6 million and $202.7 million, respectively, a portion of which expire beginning in 2036 if not utilized. NOLs for U.S. federal tax reporting purposes of approximately $260.1 million have an indefinite life.
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
Pursuant to an option under the transaction with GeneFab which was subsequently transferred to Celadon Partners, Celadon may choose to invest up to approximately $20 million to purchase up to 1,963,344 shares of our common stock at a per share purchase price of $10.18670, subject to certain limitations, including stockholder approval in certain circumstances and compliance with applicable law. The option becomes exercisable by Celadon upon the execution of the license agreement, no later than August 7, 2026. While we believe it is unlikely that the option will be exercised, if it is exercised, it could result in a significant increase in the number of outstanding shares of our common stock and substantially dilute the ownership interest of our existing stockholders. In addition, we have agreed to register for resale these shares purchased by Celadon under their option, subject to certain restrictions. If Celadon chooses to sell its shares in the Company, the price of our shares could fluctuate based on the market price of the common stock during the period in which such sales occur. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. As of December 31, 2025, we held a letter of credit with JPMorgan Chase Bank in the amount of approximately $0.5 million related to the headquarter facility leases and a letter of credit with JPMorgan Chase Bank in the amount of approximately $2.9 million related to Alameda facility lease. As part of a March 17, 2026 amendment to the Lease Agreement for that facility, this letter of credit will be reduced by $2 million will be drawn down at the landlord’s discretion from these immediately available funds. As of the date of this Annual Report, we hold certain funds in accounts with Silicon Valley Bank, or SVB. Due to the placement into receivership of SVB in March 2023, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure of or reorganization of such financial institution and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
We have no products on the market or that have gained regulatory approval and we are in the early stages of the clinical development of SENTI-202, our lead product candidate. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with collaborators.
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
Other than SENTI-202, none of our current product candidates have ever been tested in humans. We may ultimately discover that our current product candidates do not possess certain properties that we believe are helpful for therapeutic effectiveness and safety or would otherwise support the submission of an IND on the timelines we expect, or at all. In early clinical trials with the Celest Therapeutics’ SN301A program which incorporates our SENTI 301A gene circuit, our partner, Celest Therapeutics observed certain dose limiting toxicities in some patients and decided to stop dosing patients in the SN301A clinical trial. We also do not know if the observations we have made regarding our gene circuits generally and our product candidates in particular will translate into any clinical response when tested in humans. As an example, while the TAA CD33 has been clinically validated as a target for an approved antibody-drug conjugate therapy, it has not been clinically validated as a target for CAR-NK or CAR-T therapies, and may not prove to be a clinically sufficient target for the CAR-NK therapies we are developing. As a result of these uncertainties related to our gene circuit platform technologies and our product candidates, we may never succeed in developing a marketable product based on our current product candidates. If any of our current or potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Undesirable side effects caused by any of our current or potential future product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We announced initial results from the Phase 1 clinical trial for SENTI-202 and our partner Celest Therapeutics initiated and subsequently terminated a clinical trial for SN-301A in China. We have not initiated clinical trials for any other product candidates. It is likely that there will be side effects associated with the use of certain of our products. For example, Celest Therapeutics saw dose limiting toxicities in early results from its clinical trial of SN-301A and has decided to stop dosing patients in that trial. Further, if the NOT GATE gene circuit, engineered into one of our product candidates, such as SENTI-202, does not provide a clinically sufficient level of inhibition, it may kill healthy cells that it has been designed to preserve or may cause systemic immune cytotoxicity. It is possible that safety events or concerns such as these or others could negatively affect the development of our product candidates, including adversely impacting patient enrollment among the patient populations that we intend to treat. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, we have not observed any such effects in our preclinical studies, but there can be no guarantee that our current or future product candidates will not cause such effects in clinical trials. Any of these occurrences may materially and adversely impact our business and financial condition and impair our ability to generate revenues.

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
A key element of our strategy is to use and advance our gene circuit platform to design, test and build our portfolio of product candidates focused on allogeneic gene circuit-equipped CAR-NK cell therapies for the treatment of cancer. Although our research and development efforts to date have resulted in our discovery and preclinical development of SENTI-202, SENTI-301A, and other potential product candidates, we only received clearance of our IND for SENTI-202 in December 2023, and initiated our Phase 1 clinical trial for SENTI-202 in the second quarter of 2024. In addition, our partner in China, Celest Therapeutics, began dosing in a clinical trial for SN-301A in December 2024 but stopped dosing in that trial in April 2025 due to certain dose limiting toxicities observed in that clinical trial. We have not tested any other products in humans and we cannot assure you that any other existing product candidates will advance to clinical trials or, if they do, that such trials will demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

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
We may not realize some or all of the anticipated benefits from the transactions with GeneFab and we may encounter post-closing risks. On March 17, 2026 we entered into a First Amendment to Lease, a First Amendment to Sublease, a First Amendment to Landlord’s Consent to Sublease and a Letter Agreement all related to the Alameda Facility, pursuant to which GeneFab paid cash for certain outstanding, overdue rent amounts and agreed to provide prepaid manufacturing credits to Senti for the remaining outstanding, overdue rent payments. If GeneFab fails to pay ongoing rent for the Alameda Facility, we could be required to evict GeneFab from the Alameda Facility and GeneFab would be unable to perform its obligations under the Development and Manufacturing Services Agreement (“DMSA”). This could materially impact our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, results of operations and clinical operations. In addition, this non-payment or any other disagreements with GeneFab over its obligations to us could require or result in litigation or arbitration, which would be time-consuming and expensive and could also have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations.
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

In the past, we have depended on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with BlueRock Therapeutics, Inc., or BlueRock, and Celest Therapeutics, for the application of our gene circuit platform technology to the development and commercialization of potential product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and harm our results of operations.
Our business strategy for exploiting the potential of our gene circuit platform technology has been dependent in part upon maintaining our current arrangements and establishing new arrangements with strategic partners, research collaborators and other third parties. We currently have collaboration agreements with BlueRock and Celest. These collaboration agreements provide for, as the case may be, among other things, research funding and significant future payments to us from our collaborators should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our collaborators are typically responsible for, in the applicable territories and fields:
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security, including in connection with clinical trials in the United States and abroad.
In the United States, federal state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, health information privacy laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) which may be subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to whom the CCPA applies to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state consumer privacy laws exempt some data processed in the context of clinical trials, but these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work (including our collaborators). Similar laws have passed and are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Regulators are also increasingly scrutinizing certain personal data transfers and have proposed and enacted certain data localization or transfer requirements. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that operate in the clinical trial space and impacts our ability to engage in transactions or agreements with certain third parties.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Australia’s Privacy Act, and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, in the event of non-compliance, companies face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; and private litigation related to processing of personal data brought by classes of data subjects and consumer protection organizations authorized at law to represent their interests.
In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), apply to our operations. Australia’s Privacy Act also applies to our operations. We also conduct studies in Asia and are or may become subject to new and emerging data privacy regimes in Asia, including China’s PIPL and Korea’s Personal Information Protection Act (“PIPA”). For example, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator. India’s new privacy legislation, the Digital Personal Data Protection Act (“DPDP”), may also apply to our operations.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States and other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States or other jurisdictions, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we are and may become contractually subject to industry standards adopted by industry groups. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Moreover, clinical trial subjects about whom we or the third parties with whom we work obtain information may contractually limit our ability to use and disclose such information.
Our personnel occasionally use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we, or the third parties with whom we work (including our collaborators and third-party providers) fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.
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

We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely on CMOs, and in particular GeneFab, for the manufacture of our current or future product candidates. Under our DMSA with GeneFab, we are obligated to engage GeneFab for certain manufacturing services subject to GeneFab’s meeting of certain criteria. Currently, we do not have relationships with CMOs beyond GeneFab for the majority of our product manufacturing needs and even if we were to establish those relationships, other CMOs may not be able to provide adequate resources or capacity to meet our needs. If GeneFab or any other CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do in a timely manner or on reasonable terms, if at all. In addition, if we are required to evict GeneFab from its current space for non-payment under the GeneFab subleases, our clinical trial timelines could be adversely affected due to disruptions in manufacturing supply, and transitioning to an alternative contract manufacturing organization may result in delays and increased costs. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards, our product specifications and all applicable regulations.
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
Initial manufacturing efforts under our agreements with GeneFab have and will focus on our lead program, SENTI-202. GeneFab has never operated a cGMP facility before. GeneFab may not have the ability or resources to consistently and reliably manufacture SENTI-202 in sufficient quality and quantity to support our ongoing and planned clinical trials, which could negatively impact our overall development timelines. On March 17, 2026 we entered into a First Amendment to Lease, a First Amendment to Sublease, a First Amendment to Landlord’s Consent to Sublease and a Letter Agreement all related to the Alameda Facility, pursuant to which GeneFab paid cash for certain outstanding, overdue rent amounts and agreed to provide prepaid manufacturing credits to Senti for the remaining outstanding, overdue rent payments. If GeneFab fails to pay ongoing rent for the Alameda Facility, we could be required to evict GeneFab from the Alameda Facility and GeneFab would be unable to perform its obligations under the Development and Manufacturing Services Agreement. In addition, quality, reproducibility, stability, and consistency issues may arise during manufacturing activities and may result in lower yields than initially expected. We do not currently have arrangements in place for a redundant or second-source supply in the event the facility we sublease to GeneFab is not operational or GeneFab is otherwise unable to meet our supply requirements for our preclinical studies and planned clinical trials. Any delays in manufacturing our product candidates could impede, delay, limit or prevent our drug development efforts, which could harm our business, results of operations, financial condition and prospects.
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
In order to conduct clinical trials for our current and potential future product candidates or to commercialize any approved product candidates, we will need to manufacture large quantities of these product candidates. We currently rely exclusively on GeneFab to produce required quantities of SENTI-202. We, GeneFab, or any future manufacturing partners, may be unable to successfully scale-up the manufacturing process or to otherwise increase capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. Work performed by GeneFab for us represents the large majority of work GeneFab currently performs at its facilities, which are subleased by us to GeneFab. If GeneFab is unable to continue performing work for us or pay us under its sublease, as amended, for our Alameda Facility or if we are required to evict GeneFab from our Alameda facility for nonpayment of rent, we could be substantially harmed. On March 17, 2026 we entered into a First Amendment to Lease, a First Amendment to Sublease, a First Amendment to Landlord’s Consent to Sublease and a Letter Agreement all related to the Alameda Facility, pursuant to which GeneFab paid cash for certain outstanding, overdue rent amounts and agreed to provide prepaid manufacturing credits to Senti for the remaining outstanding, overdue rent payments. As of the date of this report, GeneFab has not fully satisfied its obligations under certain other agreements with us. If GeneFab fails to pay the amounts owing under such other agreements or fails to pay ongoing rent for the Alameda Facility, we could be required to evict GeneFab from the Alameda Facility and GeneFab would be unable to perform its obligations under the Development and Manufacturing Services Agreement. If GeneFab fails to make future payments under its sublease obligations or is unable to perform its obligations under its agreements with us, we will be substantially harmed. In addition, quality, reproducibility, stability, consistency issues may arise during scale-up activities and may result in lower yields than initially expected. While we believe GeneFab will be able to sufficiently scale to produce quantities of SENTI-202 and future product candidates required to advance our preclinical studies and clinical trials, any significant revisions to the manufacturing process may create delays, which could negatively impact our overall development timelines.
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
On February 25, 2025, we announced the appointment of Jay Cross as our Chief Financial Officer effective March 3, 2025, and principal financial officer and principal accounting officer, effective following the filing date of the Annual Report for fiscal year 2024 on March 20, 2025.
The effectiveness of our Chief Financial Officer and our senior leadership team generally, following the transition could have a significant impact on our ability to operate the business effectively. The failure to ensure a smooth transition, including required knowledge transfers, could negatively affect our results of operations and financial condition as well as our ability to execute our business strategies.
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
Our business is subject to risks associated with conducting business internationally. Some of our future clinical trials may be conducted outside of the United States and we may enter into key supply arrangements or do other business with persons outside of the United States. For example, in November 2023, we entered into a strategic collaboration with Celest, a China-based biotechnology company, for the clinical development of a product candidate for our SENTI-301A product to treat solid tumors in China. That collaboration did not result in a product that will continue clinical development in China. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States, including China. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States, including China. Doing business internationally involves a number of risks, including but not limited to:
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
Unfavorable global economic conditions and government regulations could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including the ongoing wars in Iran, Ukraine, Russia and Israel and the risk of increased tensions between China and Taiwan), inflationary pressures, public health crises, and U.S. election cycles, and changes in government administration and policies have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our products, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. Additionally, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. and may impose more restrictions on goods. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
There is also uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. DOGE Service Temporary Organization ("DOGE") to reform federal government processes and reduce expenditures, and on February 5, 2025, the Centers for Medicare & Medicaid Services, or CMS, announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Further, there are reports that the administration is exploring and implementing policies which may put limits on, or freeze, credit card spending by government employees on behalf of government agencies. Additionally, the Trump administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether additional orders will be implemented, or how these orders will be rescinded and replaced under the current or future administrations.
Terrorist attacks, natural disasters, public health crises, political unrest or other catastrophic events outside of our control may adversely affect our business.
Terrorist attacks, natural disasters, including disasters attributable to climate change impacts, public health crises, political unrest or other catastrophic events outside of our control, including pandemics, and subsequent governmental responses to these events, could cause economic instability. These actions could adversely affect economic conditions both within and outside the United States. For example, the COVID-19 pandemic caused disruptions in local, regional, national and global markets and economies, including the United States. These events disrupted our normal operations and the operations of our CROs, suppliers and other third parties on whom we rely.
In addition, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China, escalation of tensions between China and Taiwan, or escalation in conflict between Russia and Ukraine or the conflict in Iran, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on the Company's business or ability to access the capital markets. As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Such sanctions could damage or disrupt international commerce and the global economy. We cannot predict the broader or longer-

term consequences of the conflicts in Ukraine or Iran, or of the sanctions imposed to date, which could include embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, the conflict in Ukraine or Iran could exacerbate supply chain challenges, lead to an increase in cyberattacks, affect the global price and availability of key commodities, and have an adverse effect on our business and results of operations.
Various types of disasters, including earthquakes, fires, floods, riots, acts of terrorism and pandemics, may also affect our manufacturing and computer systems, and increase cybersecurity risks. In the event that our facilities or computer systems are affected by man-made or natural disasters, including pandemics, we may have difficulty operating our business and may be unable to manufacture products for continued development or meet operational timelines. If our manufacturing operations were curtailed or shut down entirely, it would seriously harm our business. Moreover, we may incur incremental costs following an unforeseen event which could adversely affect its results of operation.
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
The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-

controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex. The BPCIA could have a material adverse effect on the future commercial prospects for our biological products.
We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.
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
As of December 31, 2025, the market price of our common stock is significantly below $100.00 per share, which was the price per share of common stock sold in the initial public offering of our predecessor, DYNS, the per share price of the 506,000 shares of our common stock sold to certain investors in connection with the private placement that was completed concurrently with the Merger and also the per share value of the consideration issued to former stockholders of Senti Sub I, Inc. (formerly Senti Biosciences, Inc.) upon consummation of our Merger. However, certain of our stockholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Dynamics Sponsor LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) issued to the Anchor Investors in consideration for their agreement not to redeem their shares of Class A common stock of DYNS in connection with the Merger. In particular, 487,897 of the Founder Shares registered for resale in our prospectus dated August 8, 2022 filed pursuant to Rule 424(b)(3) (Registration No. 333-265873), as supplemented from time to time (the “Prior Resale Prospectus”), were purchased at an effective price of $0.04 per share, and 87,103 of the shares of our common stock held by the Anchor Investors and registered for resale in the Prior Resale Prospectus were issued solely in consideration for the Anchor Investors’ agreement not to redeem their shares of Class A common stock as described above. Accordingly, holders of these 575,000 shares of our common stock could sell their securities at a per share price that is less than $100.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. Furthermore, we have registered (a) up to 21,157 shares of Series A redeemable convertible preferred stock and (b) up to 31,735,500 shares of common stock underlying the accompanying Warrants pursuant to a resale registration statement on Form S-3, which were previously offered and sold by us in the 2024 PIPE transaction described herein. None of the securities issued pursuant to the 2024 PIPE transaction were initially registered under the Securities Act or any state securities laws, rather, we offered the securities in reliance on exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A

redeemable convertible preferred stock, or the Certificate of Designation, each share of Series A redeemable convertible preferred stock was issued at $2,250 per share in the 2024 PIPE transaction and was converted into 1,000 shares of common stock, effective March 10, 2025. Subject to the terms and limitations contained in the Certificate of Designation, each share of Series A redeemable convertible preferred stock issued in the PIPE Transaction converted into such number of shares of common stock, at the conversion price of $2.25 per share, or the Conversion Price, subject to the terms and limitations contained in the Certificate of Designation. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time and from time to time on or after March 6, 2025. On March 19, 2026, the closing price of our common stock as reported on the Nasdaq Capital Market was $0.9007 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $0.4 million and the aggregate sales price of the shares of our common stock held by the Anchor Investors would be approximately $0.1 million.
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
Pursuant to the Senti Biosciences, Inc. Equity Incentive Plan, our Board of Directors or compensation committee is authorized to grant stock options to our employees, directors and consultants. Initially, the maximum aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Incentive Plan was 249,273 shares of our common stock. Additionally, the number of shares of our common stock reserved for issuance under the Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. Unless our Board of Directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On December 20, 2024, our Board of Directors approved the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”). The 2022 EIP increased the aggregate number of shares of common stock that can be issued under the 2022 EIP by an additional 4,300,000 shares, increased in the number of shares of common stock that may be issued under the 2022 EIP in respect of incentive stock options (“ISOs”), from 249,273 shares to 4,816,434 shares as of December 20, 2024, which amount will automatically increase each January 1 through the term of the 2022 EIP by the lesser of the annual automatic increase or 20,000,000 shares and extended the term of the 2022 EIP to the tenth anniversary of the date that our stockholders approve the 2022 EIP. On March 6, 2025, our stockholders approved and authorized the 2022 EIP. In addition, on August 5, 2022, our Board of Directors adopted the 2022 Inducement Plan and amended and restated the 2022 Inducement Plan on March 7, 2025 (the “2022 IN”) pursuant to which an aggregate of 2,500,000 shares of our common stock have been reserved for issuance. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:
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
Pursuant to the securities purchase agreement, dated December 2, 2024, with certain accredited investors in a private placement transaction, we issued warrants to purchase certain shares of common stock. As of December 31, 2025, approximately 31,735,500 shares of our common stock were reserved for issuance upon exercise of outstanding warrants. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.
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
As of March 19, 2026, the existing holdings of our executive officers, directors, and NEA, Bayer and Celadon and their affiliates represent beneficial ownership, in the aggregate, of approximately 69% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems and infrastructure. For more information, please see Item 1A.Risk Factors.
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
Item 2. Properties
Our corporate headquarters is located in South San Francisco, California, where we lease approximately 40,000 square feet of office and research and development space pursuant to a lease agreement which commenced on April 25, 2019 and expires on April 30, 2027, with an option to extend for eight years. Of the 40,000 square feet, we currently occupy approximately 25,000 square feet of office and research and development space in South San Francisco, CA and entered into a sublease agreement with GeneFab LLC to sublease approximately 7,400 square feet of our office space in South San Francisco expiring April 2027. We also entered into a sublease agreement with BKPBIOTECH, Inc. and JLSA Therapeutics, Inc., to sublease approximately 11,001 square feet of our office space in South San Francisco commencing October 2024 and also expiring April 2027. In Alameda, California, we leased approximately 92,000 square feet of space as of December 31, 2025 pursuant to a lease agreement that commenced on June 3, 2021 and expires on September 30, 2032, with two options to extend for five years each. In June 2023, we completed the build-out of a cell therapy manufacturing facility designed to meet current Good Manufacturing Practice (“cGMP”) requirements. We subleased the manufacturing space under a sublease agreement to GeneFab that was executed in August 2023 and expires in September 2032. On March 17, 2026, we entered into a First Amendment to Lease and related agreements, pursuant to which the leased premises were reduced to approximately 46,000 square feet. The related sublease with GeneFab was concurrently amended to reflect the reduced premises. We believe that our existing facilities are sufficient to meet our current needs.
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
Holders
As of March 19, 2026, there were 55 holders of record of our common stock. The number of holders of record does not include for example a substantially greater number of “street name” holders or beneficial holders whose Senti Common Shares are held of record by banks, brokers and other financial institutions.
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
None.
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
We have incurred net losses of $61.4 million and $52.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had cash and cash equivalents, of $16.4 million and

$48.3 million, respectively, and an accumulated deficit of $358.6 million and $297.1 million, respectively. Net cash flows used in operating activities were $43.4 million and $41.4 million for the years ended December 31, 2025 and 2024, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
As of March 27, 2026, the issuance date of the consolidated financial statements for the year ended December 31, 2025, we concluded that substantial doubt continued to exist about our ability to continue as a going concern beyond 12 months from the issuance date of the annual consolidated financial statements. In light of these concerns, our independent registered public accounting firm included in its opinion for the year ended December 31, 2025 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern beyond 12 months from March 27, 2026.
Recent Developments
Board Composition
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
GeneFab Sublease Default
Our operating leases are for the corporate headquarters located in South San Francisco, California (“HQ lease”) and for additional office and laboratory space located in Alameda, California (“Alameda lease”). On August 27, 2023, we entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in September 2032 (the “Alameda Sublease”). On June 12, 2024, we entered into a sublease with GeneFab for a portion of the Company’s HQ lease (the “GeneFab HQ Sublease”). The Alameda Sublease and the GeneFab HQ Sublease are collectively referred to as the “GeneFab Sublease”. As of December 31, 2025, GeneFab was in default under the Alameda Sublease and GeneFab HQ Sublease (“Sublease Default”).
Alameda Lease Default
In September 2025, the Company received a notice of default from the landlord of the Alameda lease, and the Company was in default (the “Default”) for nonpayment of rent in the amount of approximately $0.4 million. As of December 31, 2025, the nonpayment of rent for the Alameda lease was $1.7 million. As of December 31, 2025, the Alameda lease had not been terminated, and the Company continues to recognize the right-of-use asset and lease liability associated with the Alameda lease.
Lease Amendment and Cure of Default
On March 17, 2026, we entered into a First Amendment to Lease (the “Lease Amendment”) for the Alameda Facility with landlord, pursuant to which the Default was cured.
Pursuant to the Lease Amendment, we reduced the leased premises from approximately 92,000 rentable square feet to approximately 46,000 rentable square feet. The Lease Amendment also reduces our future base rent obligations for the remaining term of the lease and modifies certain cost-sharing arrangements with respect to operating expenses, taxes, and utilities.
In connection with the Lease Amendment, the Landlord is entitled to draw $2.0 million under our existing letter of credit, and the required letter of credit for the remainder of the lease term was reduced to approximately $0.8 million.
Sublease Amendments and cure of Sublease Default
On March 9, 2026, we signed an agreement to accelerate the end of the HQ sublease (“HQ Sublease Amendment”), effective March 31, 2026. As part of this agreement, GeneFab paid all past rent due to us for the HQ sublease.
Additionally, in connection with the Lease Amendment, on March 17, 2026, we entered into a First Amendment to Sublease (the “Alameda Sublease Amendment”) related to the Alameda Facility with GeneFab and the landlord, pursuant to which GeneFab paid cash for certain outstanding, overdue rent amounts and agreed to provide prepaid manufacturing credits to Senti for the remaining outstanding, overdue rent payments.
Pursuant to the Alameda Sublease Amendment, the subleased premises were reduced to approximately 46,000 rentable square feet. The Alameda Sublease Amendment revised the base rent, operating expenses, taxes and utilities owed by GeneFab under the Alameda Sublease Amendment to equal the amounts owed by us under the Lease Amendment.

In addition, GeneFab agreed to pay a $1.0 million Reduction Fee (the “Reduction Fee”) to the Landlord pursuant to the terms and conditions of the Consent Amendment. Pursuant to the HQ Sublease Amendment and the Alameda Sublease Amendment, the GeneFab Sublease Default was cured.
Landlord Consent Amendment
In connection with the Lease Amendment and Alameda Sublease Amendment, on March 17, 2026, we entered into a First Amendment to Landlord’s Consent to Sublease (the “Consent Amendment”). Pursuant to the Consent Amendment, the Landlord consented to the Sublease Amendment in exchange for payment of the Reduction Fee by us or GeneFab.
GeneFab Letter Agreement
In connection with the Lease Amendment, Alameda Sublease Amendment and Consent Amendment, on March 17, 2026, we entered into the GeneFab Letter Agreement (the “GeneFab Letter Agreement”).
The GeneFab Letter Agreement provides back rent payment of $1.4 million that may be satisfied, in whole or in part, through a cash prepayment credit to be applied toward work or services to be performed by GeneFab for us under the 2024 Amended and Restated DMSA, and that we may access such prepayment credit immediately and any unused portion of such amount must be paid in immediately available funds by GeneFab to us by September 1, 2026.
The GeneFab Letter Agreement further provides that we may access $2.0 million as a prepayment credit to be applied toward work or services to be performed by GeneFab for us under the 2024 Amended and Restated DMSA beginning September 1, 2026. This prepayment credit represents a portion of the agreed-upon settlement of past-due sublease rent. GeneFab’s failure to perform its obligations with respect to the outstanding rent or the $2.0 million amount constitutes an immediate event of default under the Amended Sublease. The GeneFab Letter Agreement terminates automatically once the applicable prepayment credits have been fully applied.
Components of Results of Operations
Collaboration Revenue - Related Party
We currently have no products approved for sale, and we have never generated any revenue from the sale of any products. For the year ended December 31, 2025, collaboration revenue related to an option exercise period extension fee under our Collaboration and Option Agreement (“BlueRock Agreement”) with BlueRock Therapeutics LP (“BlueRock”) and was recognized ratably over the extension period. BlueRock is a related party to us. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 12 — Related Parties” in this Annual Report for details.
Operating Expenses
Our operating expenses consist of research and development expenses, general and administrative expenses, and impairment of long-lived assets.
Research and Development Expenses
Research and development costs consist primarily of costs incurred for the discovery, and preclinical and clinical development of our product candidates, which include:
•employee-related expenses, including salaries, related benefits, and stock-based compensation expenses for employees engaged in research and development functions;
•expenses incurred in connection with research, laboratory consumables, and clinical and preclinical studies;

•the cost of consultants engaged in research and development, regulatory, and clinical related services
•the cost to develop our manufacturing process and manufacturing product candidates for use in our research, preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and third-party contract manufacturing organizations, or CMOs;
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
Research and development expenses consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
External services and supplies	$23,836	$20,795
Personnel-related expenses, including stock-based compensation	8,214	7,694
Facilities and other	5,536	5,867
Total	$37,586	$34,356
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

General and administrative expenses consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Personnel-related expenses, including stock-based compensation	$11,513	$8,379
Facilities and other	6,452	7,507
External services and supplies	5,463	7,624
Depreciation and amortization	2,735	2,860
Total	$26,163	$26,370
Impairment of Long-lived assets
For the year ended December 31, 2025, impairment of long-lived assets of $5.1 million relates to the impairment of the asset group associated with the Alameda Sublease. For the year ended December 31, 2024, impairment of long-lived assets of $0.3 million relates to the impairment of asset group associated with the GeneFab HQ Sublease. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 5 — Operating Leases” in this Annual Report for details.
Other Income (expense), net
Interest Income
Interest income consists of interest earned on our cash and cash equivalents, and restricted cash held during the year.
GeneFab sublease Income - related party
GeneFab sublease income - related party represents income from our sublease agreements with GeneFab. Amounts are recorded based on our determination of collectability, and the sublease income amounts were deemed probable as of December 31, 2025.
Other income, net - related party
Other income, net - related party primarily consists of late fees and interest charges assessed to GeneFab in connection with its failure to make timely payments under the GeneFab Sublease.
Other income, net
Other income, net primarily consists of income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics, partially offset by miscellaneous tax and other expense items.
Change in Fair Value of GeneFab Option - related party
The change in fair value of the GeneFab Option consists of the remeasurement to fair value of the derivative liability related to the option provided to GeneFab to acquire up to $20.0 million in shares of our common stock at a purchase price of $10.18670 per share. The GeneFab Option is exercisable no later than August 7, 2026. As of December 31, 2025 and 2024, we determined that the fair value of the GeneFab Option was zero. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 3 — GeneFab Transaction” in this Annual Report for details.

Change in Fair Value of Preferred Stock Tranche Liability - related party
The change in fair value of the Preferred Stock Tranche Liability consists of the remeasurement to fair value at each reporting period of the additional closing option given to a certain investor as part of the private placement in December 2024, for which we had determined to be a liability and thus recorded at fair value. On December 31, 2024, we closed the Preferred Stock Tranche Liability of 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock for gross proceeds of $10.0 million. As a result, the Preferred Stock Tranche Liability was no longer subject to fair value measurement for the year ended December 31, 2025.
Change in Fair Value of GeneFab Economic Share - related party
The change in fair value of the GeneFab Economic Share is a result of the change in the equity value of GeneFab and the volatility at each reporting period. As of December 31, 2025 and 2024, we determined that the fair value of the GeneFab Economic Share was zero. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 3 — GeneFab Transaction” in this Annual Report for details.
Change in Fair Value of GeneFab Note Receivable - related party
The change in fair value of the GeneFab Note Receivable consists of the remeasurement to fair value at each reporting period of the deferred consideration due from GeneFab for which we elected the fair value option. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasure its fair value. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 3 — GeneFab Transaction” in this Annual Report for details.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024	Change
Collaboration revenue - related party	$22	$—	$22
Operating expenses:
Research and development (including related party costs of $12,909 and $14,266 for the year ended December 31, 2025 and 2024, respectively)	37,586	34,356	3,230
General and administrative	26,163	26,370	(207)
Impairment of long-lived assets	5,052	313	4,739
Total operating expenses	68,801	61,039	7,762
Loss from operations	(68,779)	(61,039)	(7,740)
Other income (expense):
Interest income	927	948	(21)
GeneFab sublease income - related party	5,423	6,449	(1,026)
Other income, net - related party	160	—	160
Other income, net	831	153	678
Change in fair value of GeneFab Option - related party	—	6,331	(6,331)
Change in fair value of contingent earnout liability	—	20	(20)
Change in fair value of Preferred Stock Tranche Liability - related party	—	13,404	(13,404)
Change in fair value of GeneFab Economic Share - related party	—	(1,816)	1,816
Change in fair value of GeneFab Note Receivable - related party	—	(17,240)	17,240
Total other income, net	7,341	8,249	(908)
Net loss	$(61,438)	$(52,790)	$(8,648)
Collaboration revenue - related party. For the year ended December 31, 2025, collaboration revenue related to an option exercise period extension fee under the BlueRock Agreement with a related party and was recognized ratably over the extension period. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 12 — Related Parties” in this Annual Report for details.
Research and development expenses. The increase of $3.2 million was primarily due to an increase of $0.5 million in personnel-related expenses and an increase of $3.0 million in external services and supplies, offset by a decrease of $0.3 million in facilities and other expense.
General and administrative expenses. The decrease of $0.2 million was primarily due to a decrease of $2.2 million external services and supplies, a decrease of $1.1 million in facilities and other, and a decrease of $0.1 million in depreciation and amortization expenses, offset by an increase of $3.1 million in personnel-related expenses.
Impairment of Long-lived assets. For the year ended December 31, 2025 and 2024, impairment of long-lived assets was $5.1 million and $0.3 million, respectively. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 5 — Operating Leases” in this Annual Report for details.
Interest income. The decrease of less than $0.1 million was due to average cash balances movement.

GeneFab sublease income - related party. The decrease of $1.0 million was primarily due to our assessment of collectability and the impact of the lease and sublease amendments described in Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 15 — Subsequent Event” in this Annual Report.
Other income, net - related party. The increase in other income - related party of $0.2 million was due to late fees and interest charges assessed to GeneFab in connection with its failure to make timely payments under the GeneFab Sublease.
Other income, net. The increase in other income of $0.7 million was primarily due to income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics which commenced in October 2024.
Change in fair value of GeneFab Option - related party. As of December 31, 2025 and 2024, we determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 5 — Operating Leases” in this Annual Report for details.
Change in fair value of contingent earnout liability. We no longer have contingent earnout liability as of December 31, 2025.
Change in fair value of Preferred Stock Tranche liability. For the year ended December 31, 2024, the change in fair value of the Preferred Stock Tranche liability was $13.4 million due to the option for a certain shareholder to purchase additional shares at a later date in connection with the private placement of convertible preferred stock. The gain was a result of the remeasurement of the option before the option was exercised on December 31, 2024. As a result, the Preferred Stock Tranche Liability was no longer subject to fair value measurement for the year ended December 31, 2025.
Change in fair value of GeneFab Economic Share - related party. As of December 31, 2025 and 2024, we determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 5 — Operating Leases” in this Annual Report for details.
Change in fair value of GeneFab Note Receivable - related party. As of December 31, 2024, the GeneFab Note Receivable was waived and we no longer remeasure the fair value. Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 5 — Operating Leases” in this Annual Report for details.
Liquidity and Capital Resources
Sources of Liquidity
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2025, we had $16.4 million in cash and cash equivalents, and an accumulated deficit of $358.6 million.
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
From inception to December 31, 2025, we raised aggregate gross proceeds of $368.6 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
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
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission equal to 3.0% of the gross proceeds of any common shares sold, reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the year ended December 31, 2025, we sold 4,833,477 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.38 per share, resulting in gross proceeds of $11.5 million and net proceeds of $10.6 million after sales agent commissions and offering costs.
The agreement with CIRM, as described in Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements —Note 4—Other Financial Statement information” in this Annual Report is expected to provide us in total a grant of $8.0 million, subject to achievement of certain operational milestones. We received an aggregate of $8.0 million and $4.9 million from the CIRM Grant as of December 31, 2025 and 2024, respectively. The CIRM Grant supports the ongoing clinical development of SENTI-202.
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

Cash Flows
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Annual Report:

	Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(43,444)	$(41,397)
Investing activities	(184)	34
Financing activities	11,761	53,730
Net change in cash, cash equivalents and restricted cash	$(31,867)	$12,367
Operating Activities
For the year ended December 31, 2025, net cash used in operating activities of $43.4 million was primarily due to our loss of $61.4 million with non-cash expense adjustments of $5.7 million for stock-based compensation expense, $3.6 million for depreciation, and $5.1 million for impairment of long-lived assets. Other material changes included a $3.0 million decrease in GeneFab prepaid expenses - related party, a $2.3 million decrease in operating lease right-of-use assets, and a $4.6 million decrease in operating lease liabilities.
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
Investing Activities
For the year ended December 31, 2025, net cash used in investing activities of $0.2 million was primarily due to purchases of property and equipment.
For the year ended December 31, 2024, net cash provided by investing activities was nominal from proceeds from the sale of property, plant and equipment which were offset by an immaterial amount of capital expenditures.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities of $11.8 million was primarily due to net proceeds of $11.2 million from the issuance of common stock related to the ATM Agreement, and $3.1 million received under the CIRM Grant, offset by the payment of issuance costs of $2.5 million
For the year ended December 31, 2024, net cash provided by financing activities of $53.7 million was primarily due to net proceeds of $47.3 million of a private placement offering and $4.9 million in proceeds from the CIRM Grant.
Funding Requirements
We concluded that substantial doubt about our ability to continue as a going concern continues to exist and that our cash and cash equivalents of $16.4 million as of December 31, 2025, are not sufficient for us to continue as a going concern for at least one year from the issuance date of the condensed consolidated financial statements. Based on the Company’s current operating plan and existing unrestricted cash and cash equivalents, the Company has determined that it may not be able to maintain current operations starting as early as the second quarter of 2026. Additional funds will be necessary to maintain current operations and to continue research and development activities. Our continued existence is dependent upon management’s ability to raise capital, collect amounts owed to us under existing agreements and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing our business, raising capital and collecting amounts owed to us under existing agreements, there can be no assurance that our efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Impairment of Long-Lived Assets
An impairment test for long-lived assets (or an asset group) is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we perform a recoverability test based upon estimated undiscounted cash flow projections expected to be realized over the remaining useful life of the long-lived asset. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset’s carrying amount, we determine its fair value. If the fair value is determined to be less than its carrying amount, the long-lived asset is reduced to its estimated fair value and an impairment loss is recognized in an amount equal to such shortfall. When determining whether a long-lived asset has been impaired, management groups assets at the lowest level that has identifiable cash flows that are independent of other assets. Performing an impairment test on long-lived assets involves judgment in areas such as identifying when a triggering event requiring evaluation occurs; identifying and grouping assets; and, if the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, determining the fair value of the long-lived asset. Although cash flow estimates are based upon relevant information at the time the estimates are made, estimates of future cash flows are by nature highly uncertain and contemplate factors that change over time. Key assumptions include the timing and amount of expected sublease payments and the probability of collecting such payments.
During the year ended December 31, 2025, we identified impairment indicators related to the asset group associated with the GeneFab Sublease. GeneFab did not remit sublease payments in accordance with the contractual terms, resulting in an outstanding receivable balance. This nonpayment constituted a triggering event under ASC 360, requiring an evaluation of recoverability. Following the identification of the triggering event, we continued to monitor GeneFab’s payment status and financial condition throughout the remainder of 2025, including ongoing communications with GeneFab and assessment of its ability and intent to cure outstanding amounts. We also evaluated updated information obtained during the year, including subsequent payments received, revised expectations regarding future sublease income, and other relevant developments impacting collectibility and cash flow projections.
During the year ended December 31, 2025, we identified impairment indicators related to the asset group associated with the GeneFab Sublease. GeneFab did not remit sublease payments in accordance with the contractual terms, resulting in an outstanding receivable balance. Accordingly, we performed a recoverability test under ASC 360, Property, Plant, and Equipment, comparing the estimated undiscounted future cash flows expected to be generated by the asset group, which includes the right-of-use asset and related leasehold improvements allocable to the subleased spaces, to the carrying amount of those assets. As part of this analysis, we were required to use updated assumptions regarding cash flows from the Lease Amendment entered on March 17, 2026 described in Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements — Note 15 — Subsequent Event” in this Annual Report. As a result, the analysis indicated that the carrying amount was not recoverable as of December 31, 2025.
Accordingly, we performed a recoverability test under ASC 360, Property, Plant, and Equipment, comparing the estimated undiscounted future cash flows expected to be generated by the asset group, which includes the right-of-use asset and related leasehold improvements allocable to the subleased spaces, to the carrying amount of those assets. The analysis indicated that the carrying amount was not recoverable as of December 31, 2025. The fair value of the asset group was then estimated using a discounted cash flow model, which incorporated expected future cash flows associated with the subleased spaces, reflecting assumptions regarding the timing and collectibility of sublease payments. The cash flows were discounted using a market participant discount rate commensurate with the risks inherent in those cash flows. As a result, the Company recognized an impairment charge of $5.1 million for the year ended December 31, 2025. The Company will continue to monitor GeneFab’s payment status, collectibility of sublease payments, and other relevant factors that could affect the recoverability of the underlying assets in future periods.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. We and our chief operating decision maker (“CODM”), our Chief Executive Officer, view our operations and manage the business as a single operating segment, which is the research and development of our gene circuit platform.Refer to Item 8. “Consolidated Financial Statements —Notes to Consolidated Financial Statements —Note 14—Segment Reporting” in this Annual Report for additional information related to operating segment. All long-lived assets are located in the United States. We currently have no products approved for sale, and we have never generated any revenue from the sale of any products.
Contractual Obligations and Commitments
Operating Lease Obligations
As of December 31, 2025, we had operating lease obligations for real estate totaling $37.9 million, of which $7.7 million was attributable to short-term obligations, and the remainder was attributed to long-term obligations. Refer to Item 8. “Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements — Note 5 — Operating Leases” in this Annual Report on Form 10-K for details on our lease and sublease obligations.

Subsequent to December 31, 2025, we entered into an amendment to our lease agreement for our Alameda facility, which reduced the leased premises and corresponding future lease payments. As a result, our future lease obligations are expected to be lower than the amounts presented above. Refer to Item 8. “Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements — Note 15 — Subsequent Events” in this Annual Report on Form 10-K for details on our lease and sublease obligations.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Senti Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
San Francisco, California
March 27, 2026

SENTI BIOSCIENCES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31	December 31
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,420	$48,277
Accounts receivable	323	159
GeneFab receivable - related party	1,272	1,646
GeneFab prepaid expenses - related party	3,604	6,639
Prepaid expenses and other current assets	1,655	2,240
Total current assets	23,274	58,961
Restricted cash	3,528	3,538
Property and equipment, net	12,886	21,289
Operating lease right-of-use assets	11,516	13,948
Other non-current assets	19	105
TOTAL ASSETS	$51,223	$97,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,943	$1,454
Accrued expenses and other current liabilities	5,354	6,385
Operating lease liabilities, current	5,330	4,647
Deferred revenue, current - related party	43	—
GeneFab sublease deferred income - related party	304	660
Total current liabilities	13,974	13,146
Operating lease liabilities, non-current	23,561	28,891
Other non-current liabilities	8,099	5,049
TOTAL LIABILITIES	45,634	47,086
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; zero and 21,200 shares authorized as of December 31, 2025 and 2024, respectively; zero and 21,157 shares issued and outstanding as of December 31, 2025 and 2024, respectively; aggregate liquidation preference of zero and $147,647 as of December 31, 2025 and 2024, respectively	—	25,106
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 500,000,000 shares authorized as of both December 31, 2025 and 2024; 30,879,355 and 4,829,035 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	1
Additional paid-in capital	364,158	322,782
Accumulated deficit	(358,572)	(297,134)
TOTAL STOCKHOLDERS’ EQUITY	5,589	25,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,223	$97,841

The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Collaboration revenue - related party	$22	$—
Operating expenses:
Research and development (including related party costs of $12,909 and $14,266 for the year ended December 31, 2025 and 2024, respectively)	37,586	34,356
General and administrative	26,163	26,370
Impairment of long-lived assets	5,052	313
Total operating expenses	68,801	61,039
Loss from operations	(68,779)	(61,039)
Other income (expense):
Interest income	927	948
GeneFab sublease income - related party	5,423	6,449
Other income, net - related party	160	—
Other income, net	831	153
Change in fair value of Preferred Stock Tranche Liability - related party	—	13,404
Change in fair value of GeneFab Option - related party	—	6,331
Change in fair value of contingent earnout liability	—	20
Change in fair value of GeneFab Economic Share - related party	—	(1,816)
Change in fair value of GeneFab Note Receivable - related party	—	(17,240)
Total other income, net	7,341	8,249
Net loss	$(61,438)	$(52,790)
Comprehensive loss	$(61,438)	$(52,790)
Basic and diluted net loss per share	$(2.73)	$(12.03)
Basic and diluted weighted-average number of shares used in computing net loss per share	22,483,391	4,595,946
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	4,569,900	$1	$311,256	$(244,344)	$66,913
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	21,157	22,584	—	—	—	—	—
Series A redeemable convertible preferred stock accretion	—	2,522	—	—	(2,522)	—	(2,522)
Funds received from Chardan ChEF Instrument, net of fees	—	—	244,313	—	1,806	—	1,806
Issuance of common stock for vesting of restricted stock units	—	—	9,666	—	—	—	—
Vesting of early exercise of common stock options	—	—	5,064	—	135	—	135
Issuance of common stock upon exercise of stock options	—	—	92	—	—	—	—
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock, net of issuance costs	—	—	—	—	10,352	—	10,352
Stock-based compensation	—	—	—	—	1,755	—	1,755
Net loss	—	—	—	—	—	(52,790)	(52,790)
Balance at December 31, 2024	21,157	25,106	4,829,035	1	322,782	(297,134)	25,649
Conversion of Series A redeemable convertible preferred stock to common stock	(21,157)	(25,106)	21,157,000	2	25,105	—	25,107
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	4,833,477	—	10,554	—	10,554
Issuance of common stock for vesting of restricted stock units	—	—	59,421	—	—	—	—
Vesting of early exercise of common stock options	—	—	422	—	11	—	11
Stock-based compensation	—	—	—	—	5,706	—	5,706
Net loss	—	—	—	—	—	(61,438)	(61,438)
Balance at December 31, 2025	—	$—	30,879,355	$3	$364,158	$(358,572)	$5,589
The accompanying notes are an integral part of these consolidated financial statements.

SENTI BIOSCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,438)	$(52,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,706	1,755
Depreciation	3,637	3,838
Impairment of long-lived assets	5,052	313
Change in fair value of GeneFab Note Receivable - related party	—	17,240
Change in fair value of GeneFab Economic Share - related party	—	1,816
Change in fair value of GeneFab Option - related party	—	(6,331)
Change in fair value of Preferred Stock Tranche liability - related party	—	(13,404)
Change in fair value of contingent earnout liability	—	(20)
Other non-cash charges	39	115
Changes in operating assets and liabilities:
Accounts receivable	(164)	(47)
GeneFab receivable - related party	374	(665)
GeneFab prepaid expenses - related party	3,035	8,148
Prepaid expenses and other assets	681	707
Operating lease right-of-use assets	2,292	2,013
Accounts payable	1,743	797
Accrued expenses and other current liabilities	559	(671)
Operating lease liabilities	(4,647)	(4,031)
GeneFab sublease deferred income - related party	(356)	(329)
Deferred revenue, current - related party	43	—
Other non-current liabilities	—	149
Net cash used in operating activities	(43,444)	(41,397)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(196)	(26)
Proceeds from sale of property and equipment	12	60
Net cash provided by (used in) investing activities	(184)	34
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to ATM, net of commissions	11,180	—
Proceeds from CIRM Grant	3,050	4,900
Payment of issuance costs	(2,469)	(229)
Proceeds from private placement, net of fees paid to investor	—	47,253
Proceeds from issuance of common stock under Common Stock Purchase Agreement	—	1,806
Net cash provided by financing activities	11,761	53,730
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(31,867)	12,367
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	51,815	39,448
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$19,948	$51,815
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ITEMS:
Unpaid Issuance Costs	$34	$1,903
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
In June 2022, Dynamics Special Purpose Acquisition Corp. (“Dynamics” or “DYNS”) consummated a merger pursuant to which Explore Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Dynamics, merged with and into Senti Sub I, Inc., formerly named Senti Biosciences, Inc. (“Legacy Senti”), with Legacy Senti surviving as a wholly-owned subsidiary of Dynamics (such transactions, the “Merger,” and, collectively with the other transactions described in the merger agreement). As a result of the Merger, Dynamics was renamed Senti Biosciences, Inc.
Liquidity and Going Concern
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. As of December 31, 2025, the Company raised aggregate gross proceeds of $368.6 million from the Merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
As of December 31, 2025 and 2024, the Company had an accumulated deficit of $358.6 million and $297.1 million, respectively. The Company’s net losses were $61.4 million and $52.8 million for the years ended December 31, 2025 and 2024, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
The Company concluded that substantial doubt continued to exist and that the Company’s cash and cash equivalents of $16.4 million as of December 31, 2025, were not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Based on the Company’s current operating plan and existing unrestricted cash and cash equivalents, the Company has determined that it may not be able to maintain current operations starting as early as the second quarter of 2026. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that these efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Senti Biosciences, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment within continuing operations. All long-lived assets of the Company are maintained in the United States.
Reverse Stock Split
On July 17, 2024, the Company effected a 1 for 10 reverse stock split of its common stock (the “Reverse Stock Split”). The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the shares available for grants under the Company’s incentive plans were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares were issued as a result of the reverse stock split, as fractional shares of common stock were rounded down to the nearest whole share. Refer to Note 6. Stockholders’ Equity, for additional information related to the reverse stock split.
California Institute for Regenerative Medicine Grant
On August 3, 2024, the Company executed an agreement with the California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. As the Company has the option to convert the CIRM Grant to a loan and thus may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. Refer to Note 4. Other Financial Statement information.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, redeemable convertible preferred stock, the discount rate used to discount future cash flows for the impairment of long-lived assets, and the determination of the incremental borrowing rate.
Estimates related to the impairment assessment of long-lived assets require significant judgment, including assumptions regarding the amount and timing of expected future cash flows, expected sublease income and collectibility, and other factors affecting the use of the underlying assets.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents which are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of December 31, 2025 and 2024, the Company has not experienced any credit losses in such accounts or investments.
Concentration of Business Risk
The Company is subject to concentrations of business risk arising from its reliance on a limited number of counterparties and arrangements that are critical to its operations. The Company currently depends on GeneFab as its sole contract manufacturer for the clinical-scale production of its product candidates. As a result, the Company’s development activities and timelines are dependent on GeneFab’s continued ability to perform manufacturing services in accordance with contractual requirements. Any disruption in GeneFab’s operations, financial condition, or ability to perform could have a material adverse affect on the Company’s research and development activities and may require the Company to identify and qualify alternative manufacturing vendors, which could result in increased costs and delays in the Company’s clinical trial timelines.
In addition, the Company has business risk concentrated in its real estate lease arrangements. The Company has operating lease obligations under the Alameda lease and the HQ lease (as defined in Note 3), which represent the Company’s most significant lease liabilities on the consolidated balance sheets as of December 31, 2025. The Company has subleased the Alameda lease and a portion of the HQ lease to GeneFab. Accordingly, the Company’s ability to mitigate the cash outflows associated with these lease obligations is dependent on GeneFab’s performance under the sublease arrangements. The Company remains obligated to satisfy its lease commitments to the landlords regardless of the performance of its subtenant.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of amounts deposited in money market funds and securities with original maturity dates of three months or less, which are stated at fair value.
The Company’s restricted cash consists of cash deposited with a financial institution as collateral for a letter of credit required under the Company’s headquarters and research facility leases. The restricted cash is presented separately from cash and cash equivalents and classified as non-current on the consolidated balance sheets, as the Company expects the cash to remain restricted for a period greater than one year.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Fair Value Option
The Company elected to account for the deferred consideration (GeneFab Note Receivable) and contingent consideration receivable (GeneFab Economic Share) from the GeneFab transaction under the fair value option in ASC 825, Financial Instruments (“ASC 825”). Accordingly, these instruments were recognized at their fair value at the closing of the transaction and are subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the GeneFab Note Receivable was determined by discounting future payments under multiple probability-weighted scenarios using GeneFab’s cost of borrowing. The fair value of the GeneFab Option was determined using an option pricing method. In December 2024, the GeneFab Note Receivable was waived by the parties in an amendment to the Framework Agreement in connection with Celadon’s investment in the PIPE. Refer to Note 3. GeneFab Transaction, for further details.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, such as property and equipment, net and lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying value to the future net undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the amount of any impairment is measured as the difference between their carrying value

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

and their fair value. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life.
Leases
The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded on the consolidated balance sheets with right-of-use assets representing the Company’s right to use an underlying asset for the lease term and lease liabilities representing the Company’s obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Operating lease right-of-use assets also include the effect of any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. As the implicit rate in the Company’s leases is typically unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, the term of the lease, and total lease payments and adjusts for the impacts of collateral as necessary when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments are recorded as an expense in the period incurred.
The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected not to apply the recognition requirement for leases with a term of 12 months or less.
The Company entered into subleases for its Alameda manufacturing facility as well as for portions of the Company’s headquarters, which are being accounted for under lessor accounting. The nature of these subleases did not relieve the Company of its obligations under the original leases. Each of these respective leases were classified as operating leases and, as such, the Company continues to account for the original leases as it did prior to entering into the sublease agreements. If the total remaining lease cost on the original lease for the term of the sublease is greater than the anticipated sublease income, the long-lived asset is assessed for impairment. Income from the subleases are recorded in other income (expense) within the consolidated statement of operations and comprehensive loss. When the Company determines that collectibility of rent payments under a sublease are no longer probable in accordance with ASC 842, the Company recognizes sublease income only to the extent of cash received. Any sublease income previously recognized in excess of cash collected is reversed in the period collectibility was determined to be not probable.
Revenue Recognition
The Company recognizes collaboration revenue in accordance with ASC 606, Revenue from Contracts with Customers. For the year ended December 31, 2025, collaboration revenue related to an option exercise period extension fee under the BlueRock Agreement with a related party (Note 12) and was recognized ratably over the extension period of 12 months.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
GeneFab Option
The option granted to GeneFab as part of the GeneFab transaction meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), and does not meet the criteria for equity classification. The derivative liability is recorded at its fair value on issuance and subsequently remeasured each reporting period with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss until settlement. The fair value of the derivative liability was determined using a Black-Scholes option pricing model incorporating assumptions such as the probability that a suitable license agreement for GeneFab obtaining the option would be signed, the fair value of the Company’s common stock, the risk-free rate, volatility, expected term and dividend yield.
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2025 and 2024.
Stock-based Compensation
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by adjusting net earnings for an allocation of the undistributed earnings and dividing it by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, the Company’s stock options issued and outstanding, restricted stock units outstanding, GeneFab Option, warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock, series A redeemable convertible preferred stock, performance stock units outstanding, contingent earnout common stock, and unvested early exercised common stock are considered potential dilutive common shares.
The Company’s participating securities represents the Series A redeemable convertible preferred stock, which contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted ASU 2023-09, and applied the new disclosure requirements prospectively to the current annual period . Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to Note 11. Income Tax for the disclosure.
Recent Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosures about significant expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that will be provided in the footnote disclosure.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance in U.S. GAAP about accounting for government grants received by business entities and clarifies the appropriate accounting in an effort to reduce diversity in practice, and increase consistency of application across business entities. This guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. The Company is currently evaluating the impact of adopting ASU 2025-10 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. This amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-12 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Note 3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement ( the “GeneFab Framework Agreement”) with GeneFab and Valere Bio, Inc. (“Valere”), a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC, pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights,

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

including all of the Company’s equipment at the Company’s facilities in Alameda and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility. As a result, the Company subleased to GeneFab its premises under a lease for the Alameda facility (the “Alameda Sublease”) on August 27, 2023. Refer to Note 5. Operating Leases for GeneFab Sublease considerations.
On August 7, 2023, the Company and GeneFab also entered into a development and manufacturing services agreement (“DMSA”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. The Company also entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on August 7, 2023 (the “Transition Services Agreement”). The DMSA was amended and restated on December 10, 2024 as described below. GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 12. Related Parties for GeneFab related party considerations.
On June 12, 2024, the Company subleased to GeneFab a portion of the Company’s headquarters’ lease (the “GeneFab HQ Sublease”). The Alameda Sublease and the GeneFab HQ Sublease are collectively referred to as the “GeneFab Sublease”. Refer to Note 5. Operating Leases and Note 15. Subsequent Events for developments subsequent to year end.
On December 10, 2024, in connection with the private placement described in further detail in Note 6. Stockholders’ Equity, the Company and GeneFab entered into an amended and restated DMSA (the “2024 Amended and Restated DMSA”).
GeneFab prepaid expenses - related party
Under the GeneFab Framework Agreement entered into on August 7, 2023, the total consideration in connection with the transaction was $37.8 million, of which $18.9 million was received by the Company on August 7, 2023 and such payment was netted against prepayment due to GeneFab for future manufacturing and research activities under the DMSA. The $18.9 million as initially recorded in GeneFab prepaid expenses - related party on the consolidated balance sheets in 2023.
On December 10, 2024, the Company agreed to make an additional advance payment of $10.0 million to GeneFab under the 2024 Amended and Restated DMSA, of which $6.0 million and $4.0 million was paid in December 2024 and January 2025, respectively.
In June 2025, the Company made an additional advance payment of $2.5 million to GeneFab for additional work as part of the 2024 Amended and Restated DMSA.
In March 2026, the Company signed a letter agreement with GeneFab to convert $3.4 million of past-due rent related to the Alameda Sublease into an additional prepaid for additional work under the 2024 Amended and Restated DMSA. Refer to Note 15. Subsequent Events for additional information.
As of December 31, 2025, $3.6 million of these prepayments were remaining to be amortized against future manufacturing and research activities, which was recorded in GeneFab prepaid expenses - related party on the consolidated balance sheets.
GeneFab Economic Share
On August 7, 2023, the Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive ten percent of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option in ASC 825, Financial Instruments, and the GeneFab Economic Share was recorded as an asset in GeneFab Economic Share - related party on

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

consolidated balance sheet at its fair value of $1.8 million on August 7, 2023. As of December 31, 2025 and 2024, the Company determined that the fair value of the GeneFab Economic Share was zero. Changes in fair value of the GeneFab Economic Share are reported as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
GeneFab Option
GeneFab was granted an option to purchase up to 1,963,344 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the outstanding shares of the Company’s common stock as of August 7, 2023. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815, Derivatives and Hedging. As such, the GeneFab Option was recorded as a liability in GeneFab Option - related party on the consolidated balance sheet at its fair value of $9.6 million on August 7, 2023. As of December 31, 2025 and 2024, the Company determined that the fair value of the GeneFab Option was zero. The GeneFab Option was remeasured each reporting period with changes from remeasurement included in other income (expense) in the consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
Consolidation and Related Party
The Company determined that GeneFab is a variable interest entity since its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. The Company performed a qualitative analysis at each reporting date to determine if it is the primary beneficiary of GeneFab. Based on this assessment, the Company has determined that it does not have the power to direct the activities of GeneFab that most significantly impact GeneFab’s economic performance. Accordingly, the Company has concluded that it is not the primary beneficiary and therefore does not consolidate GeneFab. There were no material changes to the Company’s involvement with GeneFab during the years ended December 31, 2025 and 2024 that would have resulted in a change to this conclusion.
GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 12. Related Parties.
Note 4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2025	2024
Prepaid expenses	$1,340	$1,321
Deposits	315	335
Other	—	584
Total prepaid expenses and other current assets	$1,655	$2,240

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Leasehold improvements (1)	$17,748	$22,660
Lab equipment	7,565	7,550
Furniture and fixtures	331	331
Computer equipment and software	299	299
Property and equipment at cost	25,943	30,840
Less: accumulated depreciation	(13,057)	(9,551)
Property and equipment, net	$12,886	$21,289
(1)For the year-ended December 31, 2025, the Company recognized an impairment charge of $4.9 million for the leasehold improvements associated with its Alameda facility. See Note 5 for additional information.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Accruals related to:
Employee-related expenses	$2,365	$2,542
Clinical trials	2,070	763
Professional and other service fees	846	2,647
Other current liabilities	73	433
Total accrued expenses and other current liabilities	$5,354	$6,385
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Liabilities associated with CIRM Grant	$7,950	$4,900
Other	149	149
Total other non-current liabilities	$8,099	$5,049
CIRM Grant
On August 3, 2024, the Company executed an agreement with California Institute for Regenerative Medicine (“CIRM”) for a total grant award of $8.0 million (“CIRM Grant”) in support of the research project related to the ongoing clinical development of SENTI-202. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s SENTI-202 clinical trial. Under the terms of the CIRM Grant, the Company is obligated to co-fund up to $4.8 million and is required to provide CIRM timely progress and financial update reports.
Under the terms of the CIRM Grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net commercial revenue of CIRM-funded product candidates or CIRM-funded technology for every $1.0 million

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

of CIRM funding received. These payments would commence upon the first commercial sale of an applicable product and continue for either 10 years from such first commercial sale or until the total royalties paid equal nine times the original CIRM Grant, whichever occurs first. If no CIRM-funded products are commercialized, no royalty or licensing fee payments would be due. As an alternative to revenue sharing, the Company has the option to convert the CIRM Grant to a loan. As of December 31, 2025, the Company has not elected to convert the CIRM Grant to a loan. In the event the Company exercises its right to convert the CIRM Grant to a loan, the Company would be obligated to repay the loan within 10 business days of making such election. Repayment amounts vary dependent upon the phase of clinical development of SENTI-202 at the time of the Company’s election, ranging from 80% to 100% plus interest at 10% plus the 90-day Secured Overnight Financing Rate.
As presented in the table above, the Company received an aggregate of $8.0 million and $4.9 million from the CIRM Grant as of December 31, 2025 and 2024, respectively.
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
Lease costs are summarized as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$5,123	$5,236
Variable lease cost (1)	1,028	1,040
Short-term lease cost	22	34
Total lease cost	$6,173	$6,310
(1)Variable lease costs comprise primarily of common area maintenance charges for the operating leases, which is dependent upon usage.
Supplemental cash flow information related to the leases was as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Operating cash flows from operating leases	$(7,478)	$(7,252)
Weighted-average remaining lease terms and discount rates were as follows:

December 31, 2025
Weighted-average remaining lease term (years)	6.0
Weighted-average discount rate	9.2%

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

As of December 31, 2025, maturities of lease liabilities were as follows:

(in thousands)
2026	7,712
2027	5,769
2028	4,855
2029	5,000
2030	5,150
Thereafter	9,379
Total undiscounted lease payments	37,865
Less imputed interest	(8,974)
Total lease liabilities	$28,891
Impairment of Long-lived Assets
During the year ended December 31, 2025, the Company identified impairment indicators related to the asset group associated with the GeneFab Sublease. GeneFab did not remit sublease payments in accordance with the contractual terms, resulting in an outstanding receivable balance. Accordingly, the Company performed a recoverability test under ASC 360, Property, Plant, and Equipment, comparing the estimated undiscounted future cash flows expected to be generated by the primary asset within the asset group to the carrying amount of the asset group.
As part of this analysis, new information obtained during the subsequent event period provided additional evidence relevant to the measurement of the cash flows associated with the asset group. Specifically, this was a result of the Lease Amendment and associated agreements entered into on March 17, 2026. Refer to Note 15. Subsequent Events for additional information of the Lease Amendment and associated agreements. As a result, the analysis indicated that the carrying amount was not recoverable as of December 31, 2025. The fair value of the primary asset within the asset group was then estimated using a discounted cash flow model, which incorporated expected future cash flows associated with the subleased spaces, reflecting assumptions regarding the timing and collectibility of sublease payments. This fair value measurement represents a non-recurring measurement and was classified as a Level 3 measurement within the fair value hierarchy under ASC 820, Fair Value Measurement, as it is based on significant unobservable inputs, including projected cash flows and the selected discount rate. The cash flows were discounted using a market participant discount rate commensurate with the risks inherent in those cash flows. As a result, the Company recognized an impairment charge of $5.1 million for the year ended December 31, 2025. The Company will continue to monitor GeneFab’s payment status, collectibility of sublease payments, and other relevant factors that could affect the recoverability of the underlying assets in future periods.
In the comparable prior-year period, the Company identified an impairment indicator related to the HQ lease as a result of entering into subleases for a portion of the headquarters premises. The Company compared the estimated undiscounted future cash flows to the carrying amount of the asset group, which included the right-of-use asset and related leasehold improvements allocable to the subleased space, and concluded that the carrying amount was not recoverable. The fair value of the asset group was then determined using a discounted cash-flow model that incorporated the expected net cash flows for the term of the sublease, including estimated residual cash flows, and an estimated borrowing rate of a market-participant subtenant. As a result, the Company recognized an impairment charge of $0.3 million during the year ended December 31, 2024.
Lessor Accounting
GeneFab Subleases - Related Party (Note 12)
On August 27, 2023, the Company entered into a sublease with GeneFab to sublease the facility included in the Alameda lease, expiring in September 2032. The facility supports the clinical manufacturing of the Company’s

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202. Total undiscounted payments to be received by the Company over the term of the Alameda lease sublease were approximately $44.1 million.
On June 12, 2024, the Company entered into a sublease with GeneFab for a portion of the Company’s HQ lease. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease were approximately $1.3 million.
During the three months ended September 30, 2025, the Company determined that collectibility of certain rent payments under its related-party sublease with GeneFab were no longer probable in accordance with ASC 842, Leases (“ASC 842”) and that the Company should recognize sublease income only to the extent of cash received. As a result, for the three months ended September 30, 2025, the Company reversed $3.3 million of previously recognized sublease income in accordance with ASC 842 and will recognize future lease income only as payments are received. As of December 31, 2025, based on the lease amendments mentioned in Note 15. Subsequent Events, the sublease income amounts were deemed probable and subsequently recognized. Refer to Note 15. Subsequent Events for additional information.
Alameda Lease Default
The Company’s obligations under the Alameda lease are expected to be substantially funded by sublease payments from GeneFab. In September 2025, the Company received a notice of default from the landlord of the Alameda lease, and the Company was in default for nonpayment of rent in the amount of approximately $0.4 million. As of December 31, 2025, the nonpayment of rent for the Alameda lease was approximately $1.7 million. As of December 31, 2025, the Alameda lease had not been terminated, and the Company continues to recognize the right-of-use asset and lease liability associated with the Alameda lease. Subsequent to year end, the default no longer exists as a result of the Lease Amendment entered into with the Landlord. Refer to Note 15. Subsequent Events.
BKPBIOTECH and JLSA2 Therapeutics Sublease
The Company subleased a portion of the Company’s HQ lease to BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc. The subleases commenced in October 2024 and will expire on April 30, 2027. Total undiscounted payments to be received by the Company over the term of the HQ lease sublease were approximately $1.4 million. The sublease contains customary events of default, representations, warranties and covenants. In March 2026, the sublease was amended to expand the premises leased by BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc. within the Company’s headquarters, with the related increase in sublease rent effective April 2026. As a result, as of December 31, 2025, the Company’s future sublease payments are expected to be approximately $1.4 million.
As of December 31, 2025, maturities of the Company’s sublease payments were as follows:

(in thousands)
2026	$5,680
2027	5,122
2028	4,891
2029	5,037
2030	5,188
Thereafter	8,070
Total undiscounted sublease payments	$33,988
Subsequent to December 31, 2025, the Company entered into an amendment to its lease agreement for the Alameda facility, which reduced the leased premises and corresponding future lease payments. As a result, the Company’s future sublease payments are expected to be approximately $21.7 million. Refer to Note 15, Subsequent Events.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

A summary of total sublease income was as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Sublease income - base rent	$4,550	$5,170
Sublease income - variable	1,703	1,438
Total sublease income(1)	$6,253	$6,608
(1)For the year ended December 31, 2025, $5.4 million was recorded in GeneFab sublease income - related party on the consolidated statement of operations, and $0.8 million was recorded in other income on the consolidated statement of operations. For the year ended year ended December 31, 2024, $6.4 million was recorded in GeneFab sublease income - related party on the consolidated statement of operations, and $0.2 million was recorded in other income on the consolidated statement of operations.
Note 6. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock was subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through December 31, 2025, no cash dividends have been declared or paid.
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
2025 ATM Agreement
On March 20, 2025, the Company entered into a Sales Agreement (the “2025 ATM Agreement”) with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, up to a maximum aggregate offering price of $17.5 million of its common stock through Leerink Partners as its sales agent. Under the 2025 ATM Agreement, the Company is not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company pays Leerink Partners a commission of equal to 3.0% of the gross proceeds of any common shares sold, and has agreed to reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the year ended December 31, 2025, the Company sold 4,833,477 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.38 per share, resulting in gross proceeds of $11.5 million and net proceeds of $10.6 million after sales agent commissions and offering costs.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Common Stock Purchase Agreement
On August 31, 2022, the Company and Chardan Capital Markets LLC (“Chardan”) entered into a Common Stock Purchase Agreement and a Registration Rights Agreement, which was amended and restated on July 16, 2024 to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday Volume Weighted Average Price (“VWAP”) Purchases (collectively referred to as the “A&R Purchase Agreement”). Pursuant to the A&R Purchase Agreement, the Company had the right, in its sole discretion, to sell to Chardan up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the A&R Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the A&R Purchase Agreement, the Company issued 10,000 shares of its common stock to Chardan and paid a $0.4 million document preparation fee, upon execution of the A&R Purchase Agreement. On March 17, 2025, the Company terminated the A&R Purchase Agreement. Prior to termination, the Company issued and sold to Chardan an aggregate of 384,313 shares of common stock under the A&R Purchase Agreement, for aggregate net proceeds of $3.0 million. For the year ended December 31, 2025, no shares were issued under the A&R Purchase Agreement. For the year ended December 31, 2024, 244,313 shares were issued under the A&R Purchase Agreement.
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
On December 2, 2024, the Company entered into a securities purchase agreement with certain investors in which the Company agreed to sell, in a private placement (the “Offering”), (i) up to 21,157 shares of Series A redeemable convertible preferred stock, par value $0.0001 per share, for an aggregate offering price of $47.6 million and (ii) accompanying warrants to purchase up to 31,735,500 shares of common stock, par value $0.0001 per share. Each share of Series A redeemable convertible preferred stock will be issued at $2,250.00 per share and, subject to Stockholder Approval (defined below), is convertible into 1,000 shares of common stock. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time on or after the Stockholder Approval and on or prior to the five year anniversary of the original issuance date. A holder of a Warrant may not exercise the Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of a Warrant may increase or decrease this percentage not in excess of 45.00% by providing at least 61 days’ prior notice to the Company. As of December 31, 2025, there had been no Warrant exercise.
On December 9, 2024, the Company closed the initial tranche of the Offering, in which the Company issued 16,713 shares of Series A redeemable convertible preferred stock and Warrants to purchase 25,069,500 shares of common stock for aggregate net proceeds of $35.2 million, net of issuance costs of $2.4 million. Additionally, an investor had the option to purchase up to an additional 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock at a subsequent closing (“Second Tranche”). On December 31, 2024, the Company closed the Second Tranche of the Offering, in which the Company issued 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock for aggregate net proceeds of $9.9 million, net of issuance costs of $0.1 million.
On March 6, 2025, at a special meeting of the Company’s stockholders (the “Special Meeting”), the Company’s stockholders approved the issuance of common stock in accordance with Nasdaq Listing Rule 5635 upon (i) conversion of Series A redeemable convertible preferred stock and (ii) the exercise of warrants to purchase shares of common stock. Subsequently, on March 10, 2025, the Company converted the outstanding shares of Series A redeemable convertible preferred stock into 21,157,000 shares of common stock, at the conversion price of $2.25 per share, subject to the terms and limitations contained in the Certificate of Designation.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

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
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or deemed liquidation event (any such event, a “Liquidation”) the holders of shares of Series A redeemable convertible preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of common stock of the Company, an amount in cash equal to the three times the original per share price.
The Company had no redeemable convertible preferred stock authorized or outstanding as of December 31, 2025. As of December 31, 2024, the redeemable convertible preferred stock was summarized as follows:

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

	December 31, 2024
(In thousands, except share amounts)	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	21,200	21,157	$25,106	$147,647
Total	21,200	21,157	$25,106	$147,647
The Company had reserved shares of its common stock for future issuance as follows:

	December 31	December 31
	2025	2024
Stock options issued and outstanding	4,863,455	1,333,030
Restricted stock units outstanding	1,101,825	56,423
Common stock shares available for future issuance under equity plans	2,583,937	270,907
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	127,681	79,387
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Performance stock units outstanding	—	106,806
Unvested early exercised common stock	—	422
Contingent earnout common stock	—	100,000
Common Stock Purchase Agreement	—	484,944
Series A redeemable convertible preferred stock	—	21,157,000
Total	42,375,742	57,287,763
Note 7. Stock-based Compensation
2016 Stock Incentive Plan (the “2016 Plan”)
The Company’s 2016 Stock Incentive Plan (the “2016 Plan”) provides for the grant of incentive stock options, non-qualified stock options and restricted stock awards to employees, directors, and consultants of the Company. The 2016 Plan was terminated in 2022, and no additional stock awards will be granted under the 2016 Plan. The shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 EIP described below.
2022 Equity Incentive Plan ( the “2022 EIP”)
The Company adopted the 2022 EIP in June 2022. The 2022 EIP provides for the grant of incentive stock options to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants.
The exercise price of an options granted under the 2022 EIP shall not be less than the fair market value of a common stock share on the date of grant. With respect to a 10% stockholder, the exercise price of an option granted shall not be less than 110% of the fair value of the common stock share on the date of grant.
Options granted under the 2022 EIP generally vest over four years and expire no later than ten years after the grant date.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

The Company initially reserved 249,273 shares of common stock for issuance under the 2022 EIP. On the first day of each year commencing January 1, 2023, the 2022 Plan will automatically increase by 5% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase. In addition, the shares underlying any award granted under the 2016 Plan that are forfeited back to or repurchased or reacquired by the Company, will revert to and again become available for issuance under the 2022 Plan.
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 EIP increased by 241,472 shares. On March 6, 2025, the number of shares of common stock available for issuance under the 2022 EIP increased by an additional 4,300,000 shares upon stockholder approval of the amended and restated 2022 EIP at the Special Meeting. As of December 31, 2025, the total number of shares of common stock available for issuance under the 2022 EIP is 460,974.
2022 Inducement Plan (the “2022 IN”)
The Company adopted the 2022 IN in August 2022. The 2022 IN provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to persons not previously an employee of the Company and its affiliates.
The exercise price of an options granted under the 2022 IN shall not be less than the fair market value of a common stock share on the date of grant.
Stock options granted under the 2022 IN generally vest over four years and expire no later than ten years after the grant date.
The Company initially reserved 200,000 shares of common stock for issuance under the 2022 IN.
On March 7, 2025, the Board approved an increase in the total number of shares of common stock available for issuance under the 2022 IN to be 2,500,000 shares. As of December 31, 2025, the total number of shares of common stock available for issuance under the 2022 IN is 2,122,963.
2022 Employee Stock Purchase Plan (the “2022 ESPP”)
The Company adopted the 2022 ESPP in June 2022. The 2022 ESPP allows eligible employees to purchase shares of the Company's common stock at a price equal to 85% of the lower of the fair market values of the stock on the first day of an offering or on the date of purchase. The 2022 ESPP operates with rolling offering periods, which are generally 24 months. On November 15, 2023, upon termination of the then-current offering period in accordance with the terms of the 2022 ESPP, the Company suspended the2022 ESPP and no new offering periods may commence under the 2022 ESPP until such time as later authorized by the Company.
The Company initially reserved 59,258 shares of common stock for issuance under the 2022 ESPP. On the first day of each year commencing January 1, 2023, the 2022 ESPP will automatically increase by 1% of the outstanding number of shares of common stock of the Company on the last day of the preceding calendar year or such lesser number of shares as approved by the Company’s Board of Directors prior to the effective date of the annual increase.
On January 1, 2025, the number of shares of common stock reserved for issuance under the 2022 ESPP increased by 48,294 shares. As of December 31, 2025, the total number of shares of common stock available for issuance under the 2022 ESPP is 127,681.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Stock Options
The following table summarizes the Company’s stock option activities and related information under all equity plans, excluding performance awards:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	942,519	$10.32	8.6	$89
Granted	3,651,681	$3.77
Forfeited	(114,899)	$9.91
Outstanding at December 31, 2025	4,479,301	$4.99	8.8	$—
Exercisable at December 31, 2025	1,182,117	$7.97	8.3	$—
The total intrinsic value of the options exercised during the year ended December 31, 2024 was $1.2 million.
The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $2.60 and $5.79, respectively.
As of December 31, 2025, there was $8.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
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

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	358,943	$99.20	6.9	$—
Forfeited	(6,357)	$99.20
Outstanding at December 31, 2025	352,586	$99.20	6.0	$—
Exercisable at December 31, 2025	310,850	$99.20	6.0	$—
As of December 31, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.3 year.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units (“RSUs”)
The following table summarizes activity relating to the Company’s restricted stock units:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested Balance at December 31, 2024	56,423	$1.58
Granted	1,125,928	$3.46
Vested	(59,421)	$2.75
Forfeited	(21,105)	$3.78
Unvested Balance at December 31, 2025	1,101,825	$3.55
The weighted-average grant date fair value of RSUs granted in the year ended December 31, 2024 was $1.80. The total fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2025 and 2024 was $0.1 million and nominal, respectively.
As of December 31, 2025, there was $2.8 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
Stock-based Awards Valuation
The fair value of both stock options and the option component of shares purchased under the 2022 ESPP was estimated using the Black-Scholes option pricing model. The description of the significant assumptions used in the model are as follows:
•Fair Value of Common Stock — The fair value of common stock will be based on the publicly traded market value.
•Expected Term — The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The expected term for the ESPP purchase rights is the length of the purchase period.
•Volatility — The expected volatility is based on the average historical volatility of comparable publicly-traded peer companies, over a period equal to the expected term of the stock option grants, as the Company does not have a trading history for its common stock for a sufficient period of time.
•Risk-free Rate — The risk-free rate assumption is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•Dividends — The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.
•Forfeitures — The Company accounts for forfeitures as they occur.
The fair values of stock options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024
Expected term (in years)	6.0	5.8
Expected volatility	92.0%	86.6%
Risk-free interest rate	4.1%	4.1%
Dividend yield	—	—
Stock-based Compensation Expense
Total stock-based compensation expense was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
General and administrative	$4,761	$1,602
Research and development	945	153
Total stock-based compensation expense	$5,706	$1,755

Note 8. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss, basic and diluted	$(61,438)	$(52,790)
Accretion for Series A redeemable convertible preferred stock	—	(2,522)
Net loss per share attributable to common stockholders, basic and diluted	(61,438)	(55,312)

Denominator:
Weighted-average shares outstanding, basic and diluted	22,483,391	4,595,946

Net loss per share attributable to common stockholders, basic and diluted	$(2.73)	$(12.03)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented. The following potential common stock securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2025	2024
Stock options issued and outstanding	4,863,455	1,333,030
Restricted stock units outstanding	1,101,825	56,423
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Series A redeemable convertible preferred stock	—	21,157,000
Performance stock units outstanding	—	106,806
Contingent earnout common stock	—	100,000
Unvested early exercised common stock	—	422
Total	39,664,124	56,452,525
Note 9. Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of the cash, cash equivalents and restricted cash:

	December 31	December 31
(in thousands)	2025	2024
Cash and cash equivalents	$16,420	$48,277
Restricted cash (1)	3,528	3,538
Total	$19,948	$51,815
(1)As of December 31, 2025 and 2024, restricted cash balance primarily consisted of a letter of credit for the Alameda facility lease of $2.9 million, and a letter of credit for the HQ lease of $0.5 million.
The following table is a summary of the Company’s marketable securities:

	December 31, 2025
(in thousands)	Amortized Cost	Fair Value
Money market funds	$18,189	$18,189
Classified as:
Cash equivalents		$14,661
Restricted cash		$3,528

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
Money market funds	$39,407	$39,407
Classified as:
Cash equivalents		$35,869
Restricted cash		$3,538
As of December 31, 2025 and 2024, all of the Company’s cash equivalents and restricted cash were marketable securities and no allowance for credit loss was recorded.

Note 10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy. No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

	December 31, 2025
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$18,189	$18,189
Total assets measured at fair value	$18,189	$18,189

	December 31, 2024
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$39,407	$39,407
Total assets measured at fair value	$39,407	$39,407
Asset Classified as Level 3
GeneFab Economic Share
The fair value of the GeneFab Economic Share is based on significant unobservable inputs. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. As of December 31, 2025 and 2024, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the year ended December 31, 2025, there was no change in fair value for the GeneFab Economic Share.
Liability Classified as Level 3
GeneFab Option
The fair value of the GeneFab Option is based on significant unobservable inputs. In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model. As of December 31, 2025 and 2024, the Company determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the year ended December 31, 2025, there was no change in fair value for the GeneFab Option.
Note 11. Income Tax
The Company did not record any income tax expense or benefit during the years ended December 31, 2025 and 2024 and no income taxes were paid. The Company’s pretax loss is all domestic. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes a broad range of tax reform provisions affecting businesses. Based on the Company’s preliminary assessment, the provisions of the OBBBA are not expected to have a material impact on the Company’s consolidated financial statements.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

For the calendar years ended December 31, 2025 and 2024, the tax effects of significant items comprising the Company's deferred taxes are as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$69,516	$50,961
Capitalized R&D Section 174 expense	11,922	13,509
Tax credits	12,388	10,592
Lease liability	6,067	5,639
Stock-based compensation	961	3,736
Accruals and reserves	497	532
Fixed asset basis and intangible basis	—	438
Total deferred tax assets	101,351	85,407
Deferred tax liabilities:
Operating lease right-of-use assets	(2,418)	(1,534)
Fixed asset basis and intangible basis	(212)	(2,165)
Total deferred tax liabilities	(2,630)	(3,699)
Valuation allowance	(98,721)	(81,708)
Net deferred taxes	$—	$—
The Company records the tax benefit of net operating losses, temporary differences, and credit carryforwards as assets to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.
The valuation allowance increased by approximately $17.0 million and $20.5 million during years ended December 31, 2025 and 2024, respectively, and the Company’s deferred tax assets continue to be fully offset by the valuation allowance as at December 31, 2025. For the years ended December 31, 2025 and 2024, the Company did not record an income tax provision.
Net operating losses and tax credit carryforwards as of December 31, 2025 are as follows:

(in thousands)	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$260,072	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$3,508	2036-2037
Net operating losses, state	$202,723	2036-2045
Tax credits, federal	$9,575	2036-2045
Tax credits, state	$7,127	Do Not Expire
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not performed an analysis to determine the limitation of its net operating loss carryforwards.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended
	December 31, 2025
	(in thousands)	Percent
U.S. federal statutory rate	$(12,902)	21.00%
State and local rate	—	—%
Tax credits
Federal research and development tax credits	(687)	1.12%
Orphan drug credit	(824)	1.34%
Changes in valuation allowances	13,055	(21.25)%
Nontaxable and nondeductible items
Stock-based compensation	996	(1.62)%
Other	162	(0.26)%
Changes in unrecognized tax benefits	200	(0.33)%
Effective tax rate	$—	—%
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
Statutory rate	21.00%
State tax	11.87%
Other	0.08%
Tax credits	1.43%
Fair value of contingent earnout liability	2.53%
Fair value of preferred stock tranche liability	5.33%
Stock-based compensation	(3.49)%
Changes in valuation allowances	(38.75)%
Effective Tax Rate	—%
The Company has elected to include interest and penalties as a component of tax expense. For the years ended December 31, 2025 and 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in federal and various state jurisdictions where a filing obligation has been determined. The federal and state income tax returns from inception to December 31, 2025 remain subject to examination.
The Company had $3.1 million of unrecognized tax benefits as of December 31, 2025. No liability related to uncertain tax positions is recorded on the financial statements as all uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. No positions were settled with tax authorities in 2025 and no positions were reduced as a result of a lapse of applicable statutes of limitations. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2025. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Balance at beginning of the year	$2,376	$2,076
Increase related to prior year tax positions	220	—
Increase related to current year tax positions	495	301
Balance at end of the year	$3,091	$2,376
Note 12. Related Parties
New Enterprise Associates, Inc.
New Enterprise Associates, Inc. (“NEA”) held 12.2% and 9.2% of the outstanding shares of the Company’s common stock as of December 31, 2025 and 2024, respectively. NEA held one of the eight seats on the Board as of December 31, 2025. As part of the private placement in December 2024 (Note 6), NEA is also entitled to designate one additional director to the Board, which remained undesignated as of December 31, 2025.
Celadon Partners, LLC
Celadon Partners, LLC (“Celadon”) held 31.7% of the outstanding and no shares of the Company’s common stock as of December 31, 2025 and 2024, respectively, and is considered a related party to the Company. Celadon is the parent company of Valere, of which GeneFab is a wholly-owned subsidiaries. Celadon was assigned the GeneFab Option in 2024. As part of the private placement in December 2024 (Note 6), Donald Tang, a founder and manager of Celadon, was appointed to the Board. Celadon also was entitled to designate two additional directors to the Board, which were filled upon Feng Hsiung and Bryan Baum being appointed in March 2025 and July 2025, respectively. As of December 31, 2025, Celadon held three of the eight seats on the Board.
Bayer Healthcare LLC
Bayer Healthcare LLC (“Bayer”) held 19.9% and 12.2% of the outstanding shares of the Company’s common stock as of December 31, 2025 and 2024, respectively, and is considered a related party to the Company.
Bayer is the parent company of BlueRock Therapeutics LP (“BlueRock”). The Company and BlueRock entered a collaboration and option agreement (“BlueRock Agreement”) in May 2021, pursuant to which the Company and BlueRock, on a program-by-collaboration program basis, collaborate in many aspects for the development of certain therapy products. The Company was responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a three-year research term. The Company completed the initial research plan and related activities in May 2024. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred. As of December 31, 2025, Bayer has not exercised its option for a license.
For the year ended December 31, 2025, the Company recognized collaboration revenue with Bayer of less than $0.1 million in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, deferred revenue with Bayer of less than $0.1 million was recorded in the consolidated balance sheets. These amounts relate to an option exercise period extension fee under the BlueRock Agreement.
GeneFab
As a result of the transaction with GeneFab (Note 3), GeneFab supports the Company’s clinical manufacturing of its CAR-NK programs, including SENTI-202. GeneFab’s Chief Executive Officer, Philip Lee, Ph.D., was the

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

former Co-Founder and Chief Technology Officer of the Company. The Company determined GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 3. GeneFab Transaction for the financial asset and liability recorded consolidated balance sheets related to GeneFab.
The Company and GeneFab entered into sublease agreements pursuant to which GeneFab subleased the facility included in the Alameda lease and a portion of the Company’s HQ lease. Refer to Note 5. Operating Leases and Note 15. Subsequent Events for developments subsequent to year end for the sublease discussion.
The Company incurred certain costs on behalf of GeneFab under a transition services agreement, and reimbursement of such costs was due from GeneFab. As of December 31, 2025 and 2024, the Company recorded $0.5 million and $0.7 million, respectively, in GeneFab receivable - related party on the consolidated balance sheet. The Company’s research and development expenses under the services agreement was $12.9 million and $14.1 million for years ended December 31, 2025 and 2024, respectively. Refer to Note 3. GeneFab Transaction.
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
The CODM assesses financial performance based on consolidated net loss. The CODM utilizes consolidated net loss by comparing actual results against budgeted amount on a quarterly basis. As part of this process, consolidated net loss is used as a measure of profit or loss in allocating resources and assessing segment performance. The CODM reviews cash and cash equivalents as a measure of segment assets. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents were $16.4 million and $48.3 million, respectively.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

A summary of the segment loss, including significant expenses, is as noted in the table below.

	Years Ended December 31,
(in thousands)	2025	2024
Collaboration revenue - related party	$22	$—
Operating expenses:
Research and development:
External services and supplies	23,836	20,795
Personnel-related expenses, including stock-based compensation	8,214	7,694
Facilities and other	4,634	4,889
General and administrative:
External services and supplies	5,463	7,624
Personnel-related expenses, including stock-based compensation	11,513	8,379
Facilities and other	6,452	7,507
Depreciation and amortization	3,637	3,838
Impairment of long-lived assets	5,052	313
Total operating expenses	68,801	61,039
Loss from operations	(68,779)	(61,039)
Interest income	927	948
Sublease income (1)	6,253	6,608
Other income, net - related party	160	—
Other income, net (1)	1	693
Net loss	$(61,438)	$(52,790)
(1)For 2025 reporting, the Company reclassified $0.2 million from “Other Income, net” to “Sublease income” for the year ended December 31, 2024.
Note 15. Subsequent Events
Lease Amendment Cure of Alameda Lease Default
On March 17, 2026, the Company entered into a First Amendment to Lease (the “Lease Amendment”) for the Alameda Facility by and between the Company and 1430 South Loop Owner, LLC (the “Landlord”).
Pursuant to the Lease Amendment, the Company reduced the leased premises from approximately 92,000 rentable square feet to approximately 46,000 rentable square feet. The Lease Amendment also reduces the Company’s future base rent obligations for the remaining term of the lease and modifies certain cost-sharing arrangements with respect to operating expenses, taxes, and utilities.
In connection with the Lease Amendment, the Landlord is entitled to draw $2.0 million under the Company’s existing letter of credit, and the required letter of credit for the remainder of the lease term was reduced to approximately $0.8 million.
As a result of execution of the Lease Amendment, the Alameda lease default discussed in Note 5 was cured in March 2026.

SENTI BIOSCIENCES, INC.
Notes to Consolidated Financial Statements

Sublease Amendment and cure of Sublease Default
On March 9, 2026, the Company signed an agreement to accelerate the end of the HQ sublease (“HQ Sublease Amendment”), effective March 31, 2026. As part of this agreement, GeneFab paid all past rent due to the Company for the HQ sublease.
Additionally, in connection with the Lease Amendment, on March 17, 2026, the Company entered into a First Amendment to Sublease (the “Alameda Sublease Amendment”) with GeneFab relating to the Alameda facility.
Pursuant to the Sublease Amendment, the subleased premises were reduced to approximately 46,000 rentable square feet. The Sublease Amendment revised the base rent, operating expenses, taxes and utilities owed by GeneFab under the Amended Sublease to equal the amounts owed by the Company under the Amended Lease. GeneFab also agreed to pay a $1.0 million Reduction Fee (as defined below) to the Landlord pursuant to the terms and conditions of the Consent Amendment (as defined below).
Pursuant to the HQ Sublease Amendment and the Alameda Sublease Amendment, the GeneFab Sublease Default was cured.
Landlord Consent
In connection with the Lease Amendment and Sublease Amendment, on March 17, 2026, the Company entered into a First Amendment to Landlord’s Consent to Sublease (the “Consent Amendment”) with the Landlord and GeneFab. Pursuant to the Consent Amendment, the Landlord consented to the Sublease Amendment in exchange for a payment of $1.0 million to the Landlord by the Company or GeneFab (the “Reduction Fee”).
GeneFab Letter Agreement
In connection with the Lease Amendment, Sublease Amendment and Consent Amendment, on March 17, 2026, the Company entered into a letter agreement with GeneFab (the “GeneFab Letter Agreement”).
The GeneFab Letter Agreement provides back rent payment of $1.4 million that may be satisfied, in whole or in part, through a cash prepayment credit to be applied toward work or services to be performed by GeneFab for the Company under the 2024 Amended and Restated DMSA, that the Company may access such prepayment credit immediately and that any unpaid portion must be paid in immediately available funds by September 1, 2026.
The GeneFab Letter Agreement further provides that the Company may access $2.0 million as a prepayment credit to be applied toward work or services to be performed by GeneFab for the Company under the 2024 Amended and Restated DMSA beginning September 1, 2026. This prepayment credit represents a portion of the agreed-upon settlement of past-due sublease rent. GeneFab’s failure to perform its obligations with respect to the outstanding rent or the $2.0 million amount constitutes an immediate event of default under the Amended Sublease. The Letter Agreement terminates automatically once the applicable prepayment credits have been fully applied.
The Company is currently evaluating the accounting implications of the Lease Amendment and related agreements, including the impact on its lease accounting under ASC 842. The Company has not completed its assessment of the accounting effects of these arrangements as of the date these consolidated financial statements were issued.

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
Remediation of Previously Reported Material Weakness
Based on the design, implementation and effectiveness of our internal control activities completed during the quarter ended June 30, 2025 associated with the Company’s remediation plan, management determined the previously identified material weakness related to the sufficiency and adequacy of the resources in our finance and accounting function has been remediated.
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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate. Our principal executive officer and principal financial and accounting officer conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded our internal control over financial reporting was effective as of December 31, 2025.
Item 9B. Other Information
(a) Termination of Amended and Restated ChEF Purchase Agreement
On March 17, 2025, Chardan acknowledged and accepted our written notice to terminate the A&R Purchase Agreement, waived its right to prior written notice and mutually agreed to terminate the A&R Purchase Agreement, effective immediately.
(b) Director and Executive Officer Trading Arrangements
During the year ended December 31, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers and executive officers and directors required by this Item 10 will be included in the 2026 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the 2026 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the 2026 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the 2026 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the 2026 Proxy Statement or in an amendment on Form 10-K/A and is incorporated herein by reference.
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.1^	Business Combination Agreement, dated as of December 19, 2021, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex A to the Registration Statement).	S-4/A	333-262707	2.1	May 10, 2022
2.2^	Amendment No. 1 to Business Combination Agreement, dated as of February 12, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex AA to the Registration Statement).	S-4/A	333-262707	2.2	May 10, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.3^	Amendment No. 2 to Business Combination Agreement, dated as of May 19, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc.	8-K	001-40440	2.1	May 24, 2022
3.1	Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc.	8-K	001-40440	3.1	June 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Officer Exculpation Amendment)	8-K	001-40440	3.1	July 12, 2024
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Reverse Stock Split Amendment)	8-K	001-40440	3.1	July 17, 2024
3.4	Amended and Restated Bylaws of Senti Biosciences, Inc.	8-K	001-40440	3.2	June 15, 2022
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Senti Biosciences, Inc.	8-K	001-40440	3.1	December 2, 2024
4.1	Specimen Common Stock Certificate.	8-K	001-40440	4.1	July 14, 2024
4.2	Form of Common Stock Warrant	8-K	001-40440	3.1	December 2, 2024
4.3	Description of Securities	10-K	001-40440	4.3	March 20, 2025
10.1	Note Subscription Agreement by and among Senti Biosciences, Inc., Dynamics Special Purpose Corp. and Bayer HealthCare LLC, dated as of May 19, 2022.	8-K	001-40440	10.1	May 24, 2022
10.2+	Senti Biosciences, Inc. 2016 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-4	333-262707	10.2	February 14, 2022
10.3+	Senti Biosciences, Inc. 2022 Amended and Restated Equity Incentive Plan and forms of award agreements thereunder.	8-K	001-40440	10.1	March 10, 2025
10.4+	Senti Biosciences, Inc. 2022 Employee Stock Purchase Plan.	10-Q	001-40440	10.4	August 15, 2022
10.5+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers. Combination.	S-4/A	333-262707	10.5	May 10, 2022
10.6+	Employee Offer Letter, by and between Timothy Lu and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.6	February 14, 2022
10.7	Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated July 17, 2018.	S-4	333-262707	10.10	February 14, 2022
10.8	First Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated May 8, 2019.	S-4	333-262707	10.11	February 14, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.9	Second Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated June 17, 2020.	S-4	333-262707	10.12	February 14, 2022
10.10†	Research and Development and Laboratory Lease Agreement, by and between 1430 Harbor Bay Pkwy LLC and Senti Biosciences, Inc., dated June 3, 2021.	10-K	001-40440	10.13	March 22, 2023
10.11†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated July 20, 2020.	S-4	333-262707	10.14	February 14, 2022
10.12†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated February 5, 2021.	S-4	333-262707	10.15	February 14, 2022
10.13†	Research Collaboration and License Agreement by and between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated April 9, 2021.	S-4	333-262707	10.16	February 14, 2022
10.14†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated May 17, 2021.	S-4	333-262707	10.17	February 14, 2022
10.15†	Collaboration and Option Agreement by and between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated May 21, 2021.	S-4	333-262707	10.18	February 14, 2022
10.16	Investor Rights and Lock-up Agreement.	8-K	001-40440	10.4	June 15, 2022
10.17+	Senti Biosciences, Inc. Amended and Restated 2022 Inducement Plan and forms of award agreements thereunder.	S-8	333-285655	10.30	March 7, 2025
10.18	Registration Rights Agreement dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-40440	10.2	September 1, 2022
10.19+	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-40440	10.3	March 10, 2025
10.20+	Consulting Agreement between Senti Biosciences, Inc. and David Epstein.	10-Q	001-40440	10.2	November 10, 2022
10.21+	Severance and Change in Control Agreement between the Company and Tim Lu.	10-Q	001-40440	10.5	November 10, 2022
10.22†	Amendment No. 1 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated December 8, 2022.	10-K	001-40440	10.32	March 22, 2023
10.23†	Side Letter between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated February 3, 2023.	10-K	001-40440	10.33	March 22, 2023

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.		Exhibit	Filing Date
10.24	Scientific Advisory Board Agreement between Senti Biosciences, Inc. and James Collins.	10-K	001-40440		10.34	March 22, 2023
10.25+	Employee Offer Letter by and between Kanya Rajangam and Senti Biosciences, Inc., dated May 10, 2022.	10-Q	001-40440		10.1	May 9, 2023
10.26†	Amendment No. 2 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated May 12, 2023.	10-Q	001-40440		10.1	August 11, 2023
10.27†	Framework Agreement by and among Senti Biosciences, Inc., GeneFab, LLC and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440		10.1	November 14, 2023
10.28†	Seller Economic Share Agreement by and among Senti Biosciences, Inc., GeneFab, Inc and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440	1	10.2	November 14, 2023
10.29†	Development and Manufacturing Services Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440		10.3	November 14, 2023
10.30†	Sublease Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440		10.4	November 14, 2023
10.31†	Option Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023.	POS-AM (on S-1)	333-265873		10.8	November 1, 2023
10.32†	Collaboration and Option Agreement by and between Senti Biosciences, Inc., and Celest Therapeutics (Shanghai) Co. Ltd., dated November 6, 2023.	10-K	001-40440		10.41	March 21, 2024
10.33#	Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Senti Biosciences, Inc., dated July 16, 2024	8-K	001-40440		10.1	July 16, 2024
10.34#	Sublease Agreement by and between the Company and GeneFab, LLC, dated as of May 7, 2024.	10-Q	001-40440		10.1	August 13, 2024
10.35	Consulting Agreement by and between the Company and Yvonne Li, effective as of May 1, 2024.	10-Q	001-40440		10.4	August 13, 2024
10.36^	Sublease Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.	10-Q	001-40440		10.2	November 14, 2024
10.37^	Storage License Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.	10-Q	001-40440		10.3	November 14, 2024
10.38^	Securities Purchase Agreement, dated December 2, 2024, by and among Senti Biosciences, Inc. and the purchasers named therein.	8-K	001-40440		10.1	December 2, 2024

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.39^	Registration Rights Agreement, dated December 2, 2024 by and among Senti Biosciences, Inc., and the investors named therein.	8-K	001-40440	10.2	December 2, 2024
10.40	Designation Agreement, dated December 2, 2024, by and between Senti Biosciences, Inc., and Celadon Partners SPV 24.	8-K	001-40440	10.3	December 2, 2024
10.41	Designation Agreement, dated December 2, 2024, by and between Senti Biosciences, Inc., and New Enterprise Associates 15, L.P.	8-K	001-40440	10.4	December 2, 2024
10.42	Form of Performance Stock Unit Award Agreement.	10-K	001-40440	10.42	March 20, 2025
10.43	Amended and Restated Development and Manufacturing Services Agreement between Senti Biosciences, Inc. and GeneFab, LLC dated December 10, 2024	10-K	001-40440	10.43	March 20, 2025
10.44	Amendment No. 1 to Framework Agreement by and among Senti Biosciences, Inc., Valere Bio, Inc. and GeneFab, LLC dated December 10, 2024	10-K	001-40440	10.44	March 20, 2025
10.45	Amendment No. 1 to Option Agreement between Senti Biosciences, Inc. and Celadon Partners SPV XVI dated December 10, 2024	10-K	001-40440	10.45	March 20, 2025
10.46+	Consulting Agreement by and between the Company and Yvonne Li, effective as of February 5, 2025	10-Q	001-40440	10.1	May 6, 2025
16.1	Letter from Marcum LLC to the SEC	8-K	001-40440	16.1	June 15, 2022
19.1	Insider Trading Policy	10-K	001-40440	19.1	March 20, 2025
21.1	List of Subsidiaries	8-K	001-40440	21.1	June 15, 2022
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm (ID 185)
24.1*	Power of Attorney (included on the signature page to the Annual Report on Form 10-K which forms part of this Annual Report on Form 10-K).
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

Date: March 27, 2026	SENTI BIOSCIENCES, INC.
	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
		Name:	Jay Cross
		Title:	Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Timothy Lu	Chief Executive Officer, President and Director	March 27, 2026
Timothy Lu, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jay Cross	Chief Financial Officer	March 27, 2026
Jay Cross	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bryan Baum	Director	March 27, 2026
Bryan Baum

/s/ James J. Collins	Director	March 27, 2026
James J. (Jim) Collins, Ph.D.

/s/ Brenda Cooperstone	Director	March 27, 2026
Brenda Cooperstone

/s/ Feng Hsiung	Director	March 27, 2026
Feng Hsiung

/s/ Edward Mathers	Director	March 27, 2026
Edward Mathers

/s/ Frances Schulz	Director	March 27, 2026
Frances Schulz

/s/ Donald Tang	Director	March 27, 2026
Donald Tang