Form 10-K/A
period 2025-12-31
Senti Biosciences, Inc.
filed 2026-04-29
CIK 1854270

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

_________________________
Senti Biosciences Holdings, Inc.
(Exact name of Registrant as specified in its charter)
_________________________

Delaware	42-1912154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
As of April 22, 2026 there were 31,144,754 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

1

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Senti Biosciences Holdings, Inc., formerly known as Senti Biosciences, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 (the “Original Annual Report”), is being filed solely to include in the Original Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Amendment No. 1.
As previously disclosed, on April 24, 2026, Senti Biosciences, Inc., a Delaware corporation (“Former Senti”) implemented a holding company reorganization (the “Reorganization”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 24, 2026, among Senti Biosciences, the Company and Senti Biosciences Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and direct, wholly owned subsidiary of Senti Holdings, Inc., a Delaware corporation (“Senti Holdings”) and direct, wholly owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Former Senti, with Former Senti continuing as the surviving corporation and a wholly owned subsidiary of Senti Holdings, which is a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company became the successor registrant to Former Senti.
This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Annual Report. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.
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

SENTI BIOSCIENCES, INC.

FORWARD LOOKING STATEMENTS
This Form 10-K/A and some of the information incorporated by reference, includes forward-looking statements regarding, among other things, the plans, strategies, and prospects, both business and financial, of Senti Biosciences Holdings, Inc. (“we,” “us,” “our,” “Senti” or the “Company”). These statements are based on the beliefs and assumptions of the management of Senti. Although Senti believes that their respective plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “might”, “will”, “should”, “seeks”, “plans”, “scheduled”, “possible”, “anticipates”, “intends”, “aims”, “works”, “focuses”, “aspires”, “strives” or “sets out” or similar expressions. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Our directors are elected to serve until the next annual meeting of stockholders at which the term of each director’s respective class expires and until his or her successor shall have been duly elected and qualified. The following table sets forth the name and age of each director as of April 29, 2026, indicating all positions and offices with us currently held by the director.

Name	Positions and Offices Held with Senti Biosciences, Inc.	Director Since	Class and Year in Which Term Will Expire	Age
Timothy Lu, M.D., Ph.D.	Chief Executive Officer & Director	2016	Class I-2026	45
Edward Mathers (2)(3)	Director	2016	Class I-2026	66
Frances D. Schulz (1)	Director	2024	Class I-2026	63
Donald Tang	Director	2024	Class II-2027	43
Brenda Cooperstone, M.D. (2)	Director	2019	Class III-2028	61
James (Jim) Collins, Ph.D.(3)	Director	2022	Class III-2028	60
Feng Hsiung (1)	Director	2025	Class III-2028	51
Bryan Baum (1) (2)	Director	2025	Class II-2027	37
_______

(1)	Member of Audit Committee.
(2)	Member of compensation committee.
(3)	Member of nominating and corporate governance committee.
Timothy Lu, M.D., Ph.D. has served as a member of our Board of Directors since June 2016, our Chief Executive Officer since July 2016, and our President since February 2018, and is one of our co-founders. In June 2010, Dr. Lu joined Massachusetts Institute of Technology faculty at the Department of Electrical Engineering and Computer Science and in 2012, he obtained a joint appointment at the Department of Biological Engineering. He currently serves on the Board of Directors of the Alliance for Regenerative Medicine. Dr. Lu has been a co-founder and/or a Scientific Advisory Board, or SAB, member to a number of biotechnology and biopharmaceutical companies, including BiomX Inc. and Tango Therapeutics, Inc. Dr. Lu received his undergraduate and Masters in Engineering degrees from MIT in Electrical Engineering and Computer Science. Thereafter, Dr. Lu earned his M.D. from Harvard Medical School and his Ph.D. in Electrical and Biomedical Engineering from Massachusetts Institute of Technology as part of the Harvard-MIT Health Sciences and Technology Medical Engineering and Medical Physics Program. We believe Dr. Lu is qualified to serve on our Board of Directors due to his extensive experience in the field of synthetic biology, as well as the perspective and experience he brings as our Chief Executive Officer.
Edward Mathers has served as a member of our Board of Directors since July 2016. Mr. Mathers joined New Enterprise Associates, Inc., or NEA, a private venture capital firm focusing on technology and healthcare investments, in August 2008 and is currently a Partner. Prior to joining NEA, Mr. Mathers served as Executive Vice President, Corporate Development and Venture at MedImmune, Inc., a biopharmaceutical company, and led its venture capital subsidiary, MedImmune Ventures, Inc. from June 2002 to June 2008. Mr. Mathers currently serves on the Board of Directors of number of biopharmaceutical and pharmaceutical companies, including Inozyme Pharma, Inc. since January 2017, MX Biosciences, Inc. since July 2020, OnKure Therapeutics, Inc., formerly known as Reneo Pharmaceuticals, Inc., since December 2017, Rhythm Pharmaceuticals, Inc. since March 2010, Synlogic, Inc.,formerly known as Mirna Therapeutics, Inc., since October 2012 and Trevi Therapeutics, Inc. since July 2017, and he previously served on the Board of Directors of Akouos, Inc., a public biotechnology company, from October 2017 to December 2022 when it was acquired by Eli Lilly and Company, Mirum Pharmaceuticals, Inc., a public biopharmaceutical company, from November 2018 to September 2022, Lumos Pharma, Inc., a public biopharmaceutical company, from January 2014 to March 2020 when it merged with NewLink Genetics Corporation, Liquidia Technologies, Inc., a public biopharmaceutical company, from April 2009 to May 2019, Ra Pharmaceuticals, Inc., a public biopharmaceutical company, from February 2010 to April 2020 when it was acquired by UCB S.A. and ObsEva SA, a public biopharmaceutical company, from November 2015 to June 2023. Mr. Mathers earned his B.S. in chemistry from North Carolina State University. We believe Mr. Mathers’ experience as a venture capitalist, as an executive and in business development and his experience in serving on the Board of Directors for several public and private biopharmaceutical and life sciences companies qualify him to serve on our Board of Directors.
Frances D. Schulz has served as a member of our Board of Directors since December 2024. Ms. Schulz was one of the founding members and senior partners in Ernst & Young’s, or EY’s, Life Sciences Practice and held various roles at EY from November 1987 until June 2023. Since November 2019, she has served as a Board Member, Audit Committee Chair, ex-officio member of the Finance Committee and member of the Governance and Investment Committee for Menlo College and since July 2024, she has served as a Board Member and Audit Committee Chair for EDAP TMS SA. Previously, she served as a Board Member, Audit Committee Chair and Finance Committee Chair for the National Board of Women in Bio (2013 - 2023) as well as a Board Member and an Audit Committee member for the California Life Sciences Industry Association. Ms. Schulz is a certified public accountant (CPA) licensed in California. Ms. Schulz received her B.S. in Business Administration from Menlo College. We believe Ms. Schulz is qualified to serve on the Board of Directors because of her experience in leadership positions in the biotechnology and life science industry, her finance and accounting expertise, and her educational background.
Donald Tang has served as a member of our Board of Directors since December 2024. Mr. Tang founded Celadon Partners, a private equity firm that invests in companies well positioned to leverage new innovations in technology or business models and unlock transformative value. Mr. Tang currently has served on the Board of Directors of Vicarious Surgical Inc. since 2021. From 2020 until its business combination in 2021, Mr. Tang was a director of D8 Holding Corp. and from 2004 to 2017, Mr. Tang worked at D.E. Shaw & Co., most recently as chief executive officer of D.E. Shaw & Co. (Asia-Pacific). He was the sole D.E. Shaw & Co. partner on the investment side in Asia, and a founding member of the firm’s Asian private equity business. Mr. Tang started his career at Citadel Investment Group in 2003. He is a member of the Harvard Kennedy School Mossavar-Rahmani Center for Business and Government Advisory Council, Special Advisor (China) to the Milken Institute and a member of the Aspen Global Leadership Network. Mr. Tang graduated from Carnegie Mellon University with a degree in computer science and business administration, and a minor in computational finance. We believe Mr. Tang is qualified to serve on the Board of Directors because of his experience managing public companies and his extensive business, finance and private equity experience.
Brenda Cooperstone, M.D. has served as a member of our Board of Directors since October 2019. Dr. Cooperstone has held various leadership positions at Pfizer, Inc., a public biopharmaceutical company, including as Senior Vice President from May 2017 to December 2022, Chief Development Officer for Rare Disease in Global Product Development since May 2016 to December 2022, and Head of Development for Rare Disease in Global Product Development from November 2015 to May 2016. Dr. Cooperstone started her career in the pharmaceutical industry at Wyeth Pharmaceuticals Inc. in 1999 and joined Pfizer, Inc., when it acquired Wyeth Pharmaceuticals, Inc., in 2009. Dr. Cooperstone earned her M.D. from McGill University, and completed her residency in pediatrics at the Montreal Children’s Hospital, her clinical fellowship in pediatric nephrology at Children’s Hospital of Philadelphia and a research fellowship at the University of Pennsylvania’s Renal Electrolyte division. We believe Dr. Cooperstone is qualified to serve on our Board of Directors because of her extensive experience in the pharmaceutical industry.
James J. (Jim) Collins, Ph.D. has served as a member of our Board of Directors since June 2022. Dr. Collins has served as the Termeer Professor of Medical Engineering and Science in the Institute for Medical Engineering and Science and the Department of Biological Engineering at MIT since December 2014. Prior to his joining MIT, from October 1990 to November 2014, Dr. Collins served as a professor in biomedical engineering at Boston University. Dr. Collins currently serves as a member of the Board of Directors of Fulcrum Therapeutics, Inc. since January 2017 and the Orion Biotech Opportunities Corp since May 2021. Dr. Collins received a B.S. in Physics from the College of the Holy Cross and a doctorate in Medical Engineering from the University of Oxford. From 1987 to 1990, he was a Rhodes Scholar. We believe Dr. Collins’ extensive industry expertise qualifies him to serve on our Board of Directors.
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
Bryan Baum is a serial entrepreneur who has founded and sold multiple companies including Blue Vision Labs, a localization and mapping software company for self-driving cars (sold to Lyft in 2018); Operam, a data analytics and marketing insights company; and Represent.com, an e-commerce platform (sold to CustomInk in 2016). Mr. Baum has been an angel investor for over a decade and has personally made over 200 investments in companies such as Uber, Airbnb, Slack, Flexport, Carta, PillPack, and Sweetgreen. He is currently a Managing Partner of K5 Global, a venture capital firm he co-founded in January 2020. Mr. Baum studied Game Theory at Swarthmore College and Oxford University. The Company believes Mr. Baum is qualified to serve on the Board because of his financial and investment management expertise.
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
Executive Officers
The following table identifies our executive officers and key employees, and sets forth their current positions at the Company and their ages as of April 29, 2026.

Name	Positions and Offices Held with Senti Biosciences, Inc.	Position Held Since	Age
Timothy Lu, M.D., Ph.D.	Chief Executive Officer, President and Director	2016	45
Jay Cross	Chief Financial Officer	2025	55
Kanya Rajangam, M.D., Ph.D.	President, Head of Research and Development and Chief Medical Officer	2022	52
_______
Please refer to “Directors” above for information about our Chief Executive Officer and President, Timothy Lu, M.D., Ph.D. Biographical information for our other executive officers as of March 27, 2026, is set forth below.
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
Kanya Rajangam, M.D., Ph.D. has served as our President since May 2024, as our Head of Research and Development and the Chief Medical Officer since March 2023, and previously as our Chief Medical and Development Officer from July 2022. Since January 2023, Dr. Rajangam has served as a member of the scientific advisory board of Vibe Bio, a privately held company with AI powered pipeline analyses for asset diligence and investment choices. Since November 2021, Dr. Rajangam has served as an independent director at Turnstone Biologics, Inc., a publicly held TIL therapies company. Previously, she served at Nkarta, Inc. as its Chief Medical Officer from September 2019 to June 2022 and as its Senior Vice President and Chief Medical Officer from December 2018 to September 2019. Previously, Dr. Rajangam was Senior Vice President and Chief Medical Officer at Atara Biotherapeutics, Inc. , a publicly held allogeneic T-cell immunotherapy company, from August 2017 to September 2018, Chief Medical Officer at Cleave Biosciences from December 2016 to July 2017 and Vice President of Clinical Development from June 2015 to December 2016, and Executive Director at Nektar Therapeutics , a publicly held biopharmaceutical company, from March 2015 to May 2015. Prior to that, she held positions of increasing responsibility at Onyx Pharmaceuticals, Inc. from April 2011 to February 2015, at Exelixis, Inc. from January 2008 to April 2011 and at Baxter Healthcare, Inc. from 2006 to 2007. Dr. Rajangam earned a medical degree from St. John’s Medical College Bangalore University and subsequently completed her general surgical residency at PGIMER, Chandigarh, India. She received a Ph.D. in biomedical engineering from Northwestern University.
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
•reviewing our policies on risk assessment and risk management framework and major risk exposures, including our enterprise risk processes;
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
Compensation Committee
Our compensation committee consists of Brenda Cooperstone, M.D., Edward Mathers and Bryan Baum. The chair of the compensation committee is Brenda Cooperstone. The parties have determined that each member of the compensation committee satisfies the independence requirements under the Nasdaq Listing Rules, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of our compensation committee is to discharge the responsibilities of our Board of Directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:
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
Our nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our Board of Directors, including whether potential candidates will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, and their knowledge of our business and understanding of the competitive landscape in which we operate and adherence to high ethical standards. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the Board of Directors’ approval to fill a vacancy or as director nominees for election to the Board of Directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules and a copy of the nominating and corporate governance committee charter is available on our website, at https://www.sentibio.com/under “Investors - Corporate Governance - Documents & Charters.”
Director Independence
We adhere to the rules of Nasdaq in determining whether a director is independent. Our Board of Directors has consulted with its counsel to ensure that the Board of Directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Our Board of Directors has determined that Brenda Cooperstone, M.D., Edward Mathers, Frances Schulz, Feng Hsiung and James J. (Jim) Collins, Ph.D. are considered independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Board and Committee Meetings Attendance
During 2025, the Board of Directors met seven times, the Audit Committee met four times, the Compensation Committee met two times, and the Nominating and Corporate Governance Committee did not meet. During 2025, each member of the Board of Directors attended in person or participated in 95% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served (during the periods that such person served).
Director Attendance at Annual Meeting of Stockholders
Directors are encouraged to attend the annual meeting of stockholders to the extent practicable. We held a regular annual meeting of stockholders in 2025 which was attended by our four of our directors.
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
Compensation Committee Interlocks and Insider Participation
For the 2025 fiscal year, Brenda Cooperstone, M.D., Edward Mathers, and Bryan Baum served as members of the compensation committee. None of the members of the compensation committee is currently, or has been at any time, an executive officer or employee of the Company, Dynamics Special Purpose Corp. (“DYNS”) or Senti Sub I, Inc. (“Legacy Senti”). None of our executive officers currently serves, or has served during the last calendar year, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.
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
The Audit Committee oversees the procedures for the receipt, retention, and treatment of complaints we receive regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. We have also established a toll-free telephone number for the reporting of such activity, which is +1 (844) 982-1781.

Item 11. Executive Compensation
Director Compensation
On June 8, 2022, or the Closing Date, Dynamics Special Purpose Corp., a Delaware corporation, or DYNS, consummated a business combination pursuant to the terms of the Business Combination Agreement, dated December 19, 2021, as amended February 12, 2022 and May 19, 2022, or the Business Combination Agreement, by and among DYNS, Explore Merger Sub, Inc., a Delaware corporation, or the Merger Sub and Senti Sub I, Inc., or formerly Senti Biosciences, Inc., or Legacy Senti, a Delaware corporation.
Pursuant to the Business Combination Agreement, on the Closing Date, Merger Sub merged with and into Legacy Senti with Legacy Senti surviving as a wholly-owned subsidiary of DYNS, and DYNS changed its name to Senti Biosciences, Inc. i.e., the Closing. We refer to this transaction as the Merger.
In July 2022, after consummating the Merger, we adopted a non-employee director compensation policy, which was amended as of March 7, 2025, as described below.
Non-Employee Director Compensation Policy
Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, our non-employee directors are eligible to receive cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below. In addition, we reimburse non-employee directors for all reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or board committees. We do not pay additional compensation for attending individual meetings of our Board of Directors.
Cash Retainers

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
Equity Award Retainers
Initial Award: An initial, one-time stock option, or Initial Award, of 43,900 shares of our common stock will be granted to each non-employee director serving on our Board of Directors as of March 7, 2025 and to each new non-employee director upon his or her election to the Board of Directors following such date. Each Initial Award vests in 36 equal monthly installments over three years from the date of grant, subject to continued service as a director, unless otherwise provided by a written agreement entered into at or prior to the time that such director ceases to serve as a member of our Board. Each Initial Award expires ten years from the date of grant, and will have a per share exercise price equal to the closing price of our common stock on the date of grant.
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
Change of Control Acceleration: All outstanding Initial Awards and Annual Awards held by a non-employee director shall become fully vested and exercisable upon a “Change of Control” (as defined in our Amended and Restated 2022 Equity Incentive Plan, or our 2022 Plan).
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
Non-Employee Director Agreements
On May 14, 2021, we entered into a scientific advisory board agreement with James Collins, or the Collins Agreement, pursuant to which he serves as a member and chair of our Scientific Advisory Board, or our SAB. As consideration for such services, Dr. Collins is entitled to receive (i) cash compensation in the amount of $10,500 per year (plus, for service as chair of our SAB, an additional $9,000 per year), and (ii) subject to approval by our Board of Directors or compensation committee, an annual stock option award of 3,522 shares, which amount is subject to adjustment in the event of a change in our capitalization. The Collins Agreement provides for such cash compensation to be paid in equal quarterly installments and each stock option award to vest over four (4) years, subject to Dr. Collins continued service with us and subject to the terms and conditions of our 2016 Stock Incentive Plan, as amended, or our 2016 Plan (or other applicable equity incentive plan in effect at the time of grant). The Collins Agreement also provides for reimbursement of reasonable, out-of-pocket expenses incurred in connection with Dr. Collins’ performance of services upon our request. Pursuant to the Collins Agreement, Dr. Collins is subject to certain standard assignment of intellectual property and confidentiality covenants, as well as independent contractor covenants. The Collins Agreement expired in May 2024; however, Dr. Collins holds stock options granted pursuant to the Collins Agreement that are continuing to vest based on his service with us.
Director Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by or paid to our non-employee directors for service on our Board of Directors during the year ended December 31, 2025. Dr. Lu, who served as our Chief Executive Officer during 2025, also served on our Board of Directors, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Dr. Lu’s compensation for his service, as our Chief Executive Officer, is set forth below under “Executive Compensation-Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	All Other Compensation ($)	Total ($)
Brenda Cooperstone, M.D.	$51,993	$154,069	$—	$206,062
Edward Mathers	$56,125	$154,069	$—	$210,194
James (Jim) Collins, Ph.D.	$39,000	$154,069	$—	$193,069
Frances Schulz	$50,938	$154,069	$—	$205,007
Donald Tang	$35,000	$154,069	$—	$189,069
Feng Hsiung (3)	$34,826	$154,069	$—	$188,895
Bryan Baum (4)	$17,758	$68,216	$—	$85,974

(1)In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards computed in accordance with FASB ASC 718. The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 27, 2026, as amended and filed with the SEC on April 29, 2026. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)The following table provides information regarding the number of shares of common stock underlying stock options granted to our non-employee directors that were outstanding as of December 31, 2025.

Name	Option Awards Outstanding at 2025 Year-End (number of shares)
Brenda Cooperstone, M.D.	93,993
Edward Mathers	90,850
James (Jim) Collins, Ph.D.	91,906
Frances Schulz	78,350
Donald Tang	78,350
Feng Hsiung	65,850
Bryan Baum	43,900

(3)Mr. Hsiung was appointed to the Board effective March 7, 2025.
(4)Mr. Baum was appointed to the Board effective July 18, 2025.
Executive Compensation
This section provides an overview of our executive compensation program as it relates to the executive officers named below, or together, the named executive officers, for the year ended December 31, 2025, which consist of our principal executive officer and our two most highly compensated executive officers:
•Timothy Lu, M.D., Ph.D., our Chief Executive Officer;
•Kanya Rajangam, M.D., Ph.D., our President, Head of Research and Development and Chief Medical Officer;
•Jay Cross, our Chief Financial Officer; and
•Yvonne Li, our former Interim Chief Financial Officer.
Effective as of January 31, 2025, Ms. Li no longer serves as our principal financial officer and principal accounting officer. Pursuant to the consulting agreement entered into by and between Ms. Li and us, effective February 5, 2025, she served as a consultant until March 31, 2025.

Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Timothy Lu, M.D., Ph.D. Chief Executive Officer	2025	$618,757	$2,261,100	$—	—	$14,000	$2,893,857
	2024	$618,757	$140,760	$159,141	$442,412	$12,031	$1,373,101
Kanya Rajangam, M.D., Ph.D. President, Head of Research and Development and Chief Medical Officer	2025	$569,600	$275,838	$—	—	$14,000	$859,438
	2024	$526,789	$46,460	$52,701	$265,502	$1,756	$893,208
Jay Cross, Chief Financial Officer (4)	2025	$465,000	$—	$470,566	—	$14,000	$949,566
Yvonne Li,(5) Former Interim Chief Financial Officer	2025	$—	$—	$—	—	$177,280	$177,280
	2024	$—	$—	$—	—	$547,540	$547,540

(1)The amounts reported represent the aggregate grant date fair value of the RSUs or stock options, as applicable, granted to our named executive officers during the applicable fiscal year, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 27, 2026, as amended and filed with the SEC on April 29, 2026. The amounts reported in this column reflect the accounting cost for the RSUs and do not correspond to the actual economic value that may be received by our named executive officers upon the vesting of the RSUs, issuance of shares of common stock, or any sale of shares of common stock received pursuant to such awards, in the case of RSUs, or upon exercise of the stock options, issuance of shares of common stock, or any sale of any of the underlying shares of common stock, in the case of options.

(2)Reflects performance-based cash bonuses awarded to our named executive officers. For 2025, amounts are not calculable as of the latest practicable date prior to the filing of this Form 10-K/A. We expect that such amounts will be determined later in the second quarter of the fiscal year ending December 31, 2026 and we will disclose the amount of such bonuses when they are determined. For 2024, amounts reflect the actual cash incentive bonuses received by our named executive officers for performance of services in 2024, and were paid in the subsequent year.
(3)Reflects (i) for Dr. Lu, Dr. Rajangam and Mr. Cross, employer matching contributions made under our 401(k) plan, and (ii) for Ms. Li, the aggregate consulting fees paid for her services as former Interim Chief Financial Officer.
(4)Mr. Cross was appointed Chief Financial Officer on February 23, 2025. Accordingly, compensation information is only provided for 2025.

(5)Ms. Li was appointed our Interim Chief Financial Officer effective as of May 4, 2024, and the amounts reported in the “All Other Compensation” column for 2025 and 2024 reflect the consulting fees earned by Ms. Li following her commencement of service with us. Effective as of January 31, 2025, Ms. Li is no longer our principal financial officer and principal accounting officer. Pursuant to the consulting agreement entered by and between Ms. Li and us, effective February 5, 2025, she served as a consultant until March 31, 2025.

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
Annual Base Salaries
Base salaries for the executive officers who are employees are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also draw upon the experience of members of the Board of Directors with executives at other companies. The 2025 base salaries for the named executive officers who are employees were as follows: (a) $618,757 for Dr. Lu; (b) $526,789 for Dr. Rajangam and (c) $465,000 for Mr. Cross.
Non-Equity Incentive Plan Compensation
Our named executive officers who are employees are each eligible to receive a discretionary annual bonus based on individual and company performance. In 2025, Dr. Lu was eligible to earn an annual target performance bonus equal to 55% of his 2025 base salary based on the achievement of corporate objectives. Dr. Rajangam was eligible to earn an annual target performance bonus equal to 45% of her 2025 base salary based on the achievement of both individual and corporate objectives. Mr. Cross is eligible to earn an annual target performance bonus equal to 40% of his 2025 base salary based on the achievement of both individual and corporate objectives. Bonus amounts for 2025 have not yet been determined as of the date of this filing; we expect that such amounts will be determined later in the second quarter of the fiscal year ending December 31, 2026 and we will disclose the amount of such bonuses when they are determined.
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
Prior to the completion of the Merger, all of the equity incentive awards were made pursuant to our 2016 Plan, as amended, or the 2016 Plan. Following the completion of the Merger, all equity incentive awards have been granted under either our 2022 Plan or our 2022 Inducement Plan, or the Inducement Plan.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

			Option Awards(1)					Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Timothy Lu	2/2/2021	1/1/2021	45,402	—	—	$26.60	2/1/2031	—	$—
	12/19/2021(3)	6/8/2022	191,440	27,344	—	$99.20	12/18/2031	—	$—
	12/19/2021(4)	12/19/2021	—	—	31,568	$99.20	12/18/2031	—	$—
	2/1/2023(5)	2/1/2023	44,620	18,379	—	$18.10	1/31/2033	—	$—
	2/2/2024(5)	2/1/2024	21,038	24,861	—	$4.60	1/31/2034	—	$—
	12/20/2024(6)	3/31/2025	482,538	1,444,535	—	$3.97	12/19/2034	—	$—
	2/1/2024(7)	2/1/2024	—	—	—	$—	—	20,400	$21,216
	3/7/2025 (7)	3/7/2025	—	—	—	$—	—	642,358	$668,052
Kanya Rajangam	7/18/2022(8)	7/5/2022	27,996	4,778	—	$18.00	7/17/2032	—	$—
	2/1/2023(5)	2/1/2023	9,211	3,788	—	$18.10	1/31/2033	—	$—
	2/2/2024(5)	2/1/2024	6,974	8,226	—	$4.60	1/31/2034	—	$—
	12/20/2024(6)	3/31/2025	58,865	176,223	—	$3.97	12/19/2034	—	$—
	2/1/2024(7)	2/1/2024	—	—	—	$—	—	6,733	$7,002
	3/7/2025 (7)	3/7/2025	—	—	—	$—	—	78,363	$81,498
Jay Cross	3/7/2025 (8)	3/3/2025	—	174,200	—	$3.52	3/6/2035	—	$—

(1)	Amounts reported have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on July 17, 2024.
(2)
The amounts reported in this column reflect the number of unvested shares multiplied by $1.04, which was the closing market price of our common stock on December 31, 2025, the last trading day of fiscal year 2025.

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

(6)
Each Contingent Grant will vest and be earned over four years, with 3/48th of the Contingent Grant vesting on March 31, 2025 and the remainder vesting in 45 equal monthly installments thereafter, subject to the grantee’s continued service through the applicable vesting date.

(7)	All of the shares underlying this RSU will vest in three equal annual installments following the vesting commencement date, subject to the named executive officer’s continued employment.
(8)
25% of the shares underlying this option vest on the one-year anniversary of the vesting commencement date and the remainder vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.

Equity Grant Timing
Our compensation committee has generally granted annual equity awards, including stock option grants to our named executive officers, in February of each year. In addition, new hires receive stock option grants at the time of their hiring. During 2025, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.
Pension and Retirement Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or defined benefit retirement plan sponsored by us during the fiscal year ended December 31, 2025.
Nonqualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by the Company during the fiscal year ended December 31, 2025.
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
Offer Letter with Jay Cross

On February 23, 2025, we entered into an offer letter with Mr. Cross, which sets forth the terms of his employment with Senti. Pursuant to his offer letter, Mr. Cross receives an annual base salary of $465,000, is eligible for an annual discretionary bonus equal to 40% of his annual base salary, a one-time sign-on bonus of $50,000 (repayable if Mr. Cross terminates employment with us prior to May 3, 2026 except in certain instances as provided in the offer letter. Further, pursuant to the terms of his offer letter, Mr. Cross received an option to purchase 174,200 shares of the Company’s common stock under the Inducement Plan, which option vests over a four-year period, subject to his continuous service. Mr. Cross is also eligible to participate in our employee benefit plans generally available to our employees, subject to the terms of such plans. Mr. Cross’ offer letter also includes severance benefits, as described under the section titled “Potential Payments and Benefits upon Termination or Change in Control” below.
Consulting Agreement with Ms. Li
In May 2024, we entered into a consulting agreement with Yvonne Li, which sets forth the terms of her engagement with Senti as our Interim Chief Financial Officer. Pursuant to the consulting agreement, Ms. Li was initially entitled to receive consulting fees of $350 per hour in cash for services performed, with a maximum aggregate payment of $370,000 for services through November 1, 2024. Effective November 1, 2024, Ms. Li was entitled to receive consulting fees of $390 per hour in cash for services performed, with a maximum aggregate payment of $220,000 for services from November 1, 2024 through January 31, 2025. The consulting agreement had a one year term, unless extended by our Board of Directors and Ms. Li. Effective as of January 31, 2025, Ms. Li is no longer our principal financial officer and principal accounting officer following the expiry of her consulting agreement on its terms. Pursuant to the consulting agreement entered by and between Ms. Li and us, effective February 5, 2025, she served as a consultant until March 31, 2025.
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
Pursuant to Dr. Lu’s Severance and Change in Control Agreement, Dr. Rajangam’s offer letter and Mr. Cross’ offer letter, each of Drs. Lu and Rajangam and Mr. Cross are eligible to receive the following severance payments and benefits, in accordance with the terms and conditions of their respective Severance and Change in Control Agreement or offer letter, upon a termination without “cause” or upon resignation for “good reason”, or qualifying termination, contingent upon the named executive officer’s timely delivery to the Company of an effective release of claims:
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

•In the event of a qualifying termination, Dr. Rajangam and Mr. Cross are each entitled to severance equal to (i) 9 months of their then current base salary, (ii) all earned but unpaid bonus for the calendar year prior to the year in which their employment terminated, and (iii) up to 9 months of continued group health plan benefits at levels in effect at the time of termination. In lieu of the foregoing payments and benefits, if such qualifying termination occurs within 3 months before or 12 months after a “change of control”, then Dr. Rajangam and Mr. Cross are each entitled to severance equal to (i) 12 months of their then current base salary, (ii) their target annual bonus for the year of termination, (iii) all earned but unpaid annual bonus for the calendar year prior to the year in which their employment terminated, (iv) up to 18 months of continued group health plan benefits at levels in effect at the time of termination, and (v) accelerated vesting of the time-based equity awards (and the time-based vesting conditions of equity awards which vest by a combination of time-based and performance-based vesting conditions) held by each such named executive officer.

The payments and benefits provided to our named executive officers in connection with a change of control may not be eligible for a federal income tax deduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, or the Code. These payments and benefits may also subject the named executive officers to an excise tax under Section 4999 of the Code. If the payments and benefits payable to Drs. Lu or Rajangam or Mr. Cross in connection with a change of control would subject them to the excise tax imposed under Section 4999 of the Code, such severance benefits will be reduced if such reduction would result in a higher net after-tax benefit to such named executive officer.
For the purposes of our named executive officers’ severance benefits, the following definitions apply:
•“cause” generally means the occurrence of any of the following: (i) the executive’s material breach of their employment offer letter; (ii) any act (other than retirement) or omission which has a material and adverse effect on our business, or on the executive’s ability to perform services for us, including the commission of any crime (other than minor traffic violations); or (iii) material misconduct or material neglect of the executive’s duties in connection with our business or affairs.
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
The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (2)	5,588,243	(3)	$11.44	588655	(4)(5)
Equity compensation plans not approved by security holders (6)	377,037		$4.23	124,098
Total	5,965,280		$10.99	350,285

(1)	The weighted average exercise price is calculated based solely on outstanding stock options.
(2)	Includes our 2016 Plan, our 2022 Plan, and our 2022 Employee Stock Purchase Plan, or the ESPP.
(3)	Amount does not include any purchase rights under our ESPP. Offerings under our ESPP have been suspended until further notice.
(4)
As of December 31, 2025, a total of 460,974 shares of our common stock were available for issuance under our 2022 Plan. Our 2022 Plan provides that on the first day of each year commencing January 1, 2023, the number of shares reserved for issuance under our 2022 Plan will automatically increase by 5% of the outstanding number of shares of our common stock on the last day of the preceding calendar year or such lesser number of shares as approved by our Board of Directors prior to the effective date of the annual increase. As a result of such automatic annual increase, 241,472 shares were added to the number of shares available for issuance under our 2022 Plan on January 1, 2025. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under our 2022 Plan (or under rollover options from the Merger) will be added back to the shares of common stock available for issuance under the 2022 Plan. The Company no longer makes grants under the 2016 Plan.

(5)
As of December 31, 2025, a total of 127,681 shares of our common stock were available for issuance under our ESPP. Our ESPP provides that on the first day of each year commencing January 1, 2023, the number of shares reserved for issuance under our ESPP will automatically increase by the lesser of 1% of the outstanding number of shares of our common stock on the last day of the preceding calendar year, 1,000,000 shares, or such lesser number of shares as determined by our Board of Directors prior to the effective date of the annual increase. As a result of such automatic increase, 48,294 shares were added to the number of shares available for issuance under our ESPP on January 1, 2025.

(6)
Our Inducement Plan is a non-stockholder approved plan which was adopted by our Board of Directors in 2022, amended by our Board of Directors on March 7, 2025, and is intended to satisfy the requirements of Nasdaq Listing Rul 5635(c)(4) or any successor thereto. Nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards may be granted under the Inducement Plan to new employees of the Company. Our Board of Directors has authorized 2,500,000 shares of our common stock for issuance under the Inducement Plan. Additional features of the Inducement Plan are described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 27, 2026, as amended and filed with the SEC on April 29, 2026.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 27, 2026:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding common stock.
The column entitled “Shares Beneficially Owned” is based on a total of 31,144,754 shares of our common stock outstanding as of March 27, 2026.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 27, 2026 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Senti Biosciences, Inc., 2 Corporate Drive, First Floor, South San Francisco, CA 94080.

	Shares beneficially owned
	Common Stock
Name and address of beneficial owner(1)	Number	Percentage
Directors and Named Executive Officers:
Timothy Lu, M.D., Ph.D.(2)	1,141,294	3.55%
Kanya Rajangam, M.D., Ph.D.(3)	161,974	*
Jay Cross (4)	50,808	*
Bryan Baum (5)	12,194	*
James J. (Jim) Collins (6)	87,569	*
Brenda Cooperstone (7)	72,043	*
Edward Mathers (8)	68,900	*
Fran Schulz(9)	49,804	*
Donald Tang(10)	60,172	*
Feng Hsiung(11)	17,078	*
All executive officers and directors as a group (11 persons)(12)	1,721,836	5.53%
5 Percent Holders:
Celadon Partners SPV 24(13)	9,777,000	31.39%
Entities Affiliated with NEA(14)	3,775,615	12.12%
Bayer Healthcare LLC(15)	2,809,848	9.02%
Nantahala Capital Management, LLC.(16)	2,722,500	8.74%
PharmaEssentia Corp.(17)	2,111,000	6.78%
_________
*Represents beneficial ownership of less than 1%.

(1)
Unless otherwise noted, the business address of each of the individuals and entities listed in the table above is c/o Senti Biosciences, Inc., 2 Corporate Drive, First Floor, South San Francisco, California 94080.

(2)
Consists of (i) 55,949 shares of Common Stock held directly by Dr. Lu, (ii) 52,839 shares of Common Stock held by Luminen Services, LLC, as trustee of the Luminen Trust, of which Dr. Lu is the settlor, (iii) 52,839 shares of Common Stock held by Dr. Lu’s wife, Sandy Shan Wang, and (iv) 979,667 shares of Common Stock issuable upon exercise of stock options held by Dr. Lu that are exercisable within 60 days of March 27, 2026.

(3)
Consists of (i) 128,974 shares of Common Stock issuance upon exercise of stock options held by Dr. Rajangam that are exercisable within 60 days of March 27, 2026 and (ii) 33,000 shares of Common Stock which are held by the Iyer Family Revocable Trust dated Aug 26, 2012, or the Iyer Trust, of which Dr. Rajangam is one of the two authorized trustees. The Iyer Trust also holds a Warrant exercisable for 49,500 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 of our definitive proxy statement filed with the SEC on January 27, 2025, of which 2,470 shares of Common Stock became exercisable upon stockholder approval subject to beneficial ownership limitations.

(4)
Consists of 50,808 shares of Common Stock issuable upon exercise of stock options held by Mr. Cross that are exercisable within 60 days of March 27, 2026. Mr. Cross was appointed the CFO effective March 3, 2025 and became our principal financial officer and principal accounting officer on March 20, 2025.

(5)
Consists of 12,194 shares of Common Stock issuable upon exercise of stock options held by Mr. Baum that are exercisable within 60 days of March 27, 2026. Mr. Baum was appointed to the Board effective July 18, 2025.

(6)
Consists of 17,613 shares of Common Stock held directly by Dr. Collins and 69,956 shares of Common Stock issuable upon exercise of stock options held by Dr. Collins that are exercisable within 60 days of March 27, 2026.

(7)	Consists of 72,043 shares of Common Stock issuable upon exercise of stock options held by Ms. Cooperstone that are exercisable within 60 days of March 27, 2026.
(8)	Consists of 68,900 shares of Common Stock issuable upon exercise of stock options held by Mr. Mathers that are exercisable within 60 days of March 27, 2026.
(9)	Consists of 49,804 shares of Common Stock issuable upon exercise of stock options held by Ms. Schulz that are exercisable within 60 days of March 27, 2026.
(10)
Consists of (i) 10,368 shares of Common Stock held directly by Mr. Tang and (ii) 49,804 shares of Common Stock issuable upon exercise of stock options held by Mr. Tang that are exercisable within 60 days of March 27, 2026.

(11)
Consists of 17,078 shares of Common Stock issuable upon exercise of stock options held by Mr. Hsiung that are exercisable within 60 days of March 27, 2026. Mr. Hsiung was appointed to the Board effective March 7, 2025.

(12)	Consists of shares beneficially owned by the executive officers and directors listed in the table above.

(13)
Based on a Schedule 13D/A filed with the SEC on March 31, 2026. Consists of 9,777,000 shares of Common Stock held by Celadon Partners SPV 24, or Celadon. Celadon also holds a Warrant exercisable for (i) 7,999,500 shares of Common Stock and (ii) 6,666,000 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which (i) 799,150 shares of Common Stock and (ii) 665,933 shares of Common Stock, respectively, became exercisable upon stockholder approval subject to beneficial ownership limitations. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Celadon. Based upon the foregoing analysis, no individual shareholder of Celadon exercises voting or dispositive control over any of the securities held by Celadon, even those in which he directly holds an economic interest. Accordingly, none of them are deemed to have or share beneficial ownership of such shares. Mr. Donald Tang, a member of our Board of Directors, is a manager of Celadon Partners, LLC, which is the sole manager of Celadon, but does not have voting or investment power over the shares held by Celadon. The business address of Celadon is PO Box 500, 71 Fort Street, Grand Cayman, KY1-1106, Cayman Islands.

(14)
Based on a Schedule 13D/A filed with the SEC on March 31, 2026. Consists of 3,775,615 shares of Common Stock held by New Enterprise Associates 15, L.P., or NEA 15. NEA 15 also holds a Warrant exercisable for 4,999,500 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which 499,450 shares of Common Stock became exercisable upon stockholder approval subject to beneficial ownership limitations. The securities directly held by NEA 15 are indirectly held by NEA Partners 15, L.P., or NEA Partners 15, which is the sole general partner of NEA 15, NEA 15 GP, LLC, or NEA 15 LLC, which is the sole general partner of NEA Partners 15, and each of the individual managers of NEA 15 LLC. The individual managers of NEA 15 LLC, or collectively, the NEA 15 Managers, are Forest Baskett, Anthony A. Florence, Mohamad Makhzoumi, and Scott D. Sandell. NEA 15, NEA Partners 15, NEA 15 LLC and the NEA 15 Managers share voting and dispositive power with regard to the shares directly held by NEA 15. Mr. Edward Mathers, a member of the Board, is a partner at New Enterprise Associates, Inc., which is affiliated with NEA 15, but does not have voting or investment power over the shares held by NEA 15. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares of Common Stock. The address of the principal business office of each of NEA 15 LLC, NEA Partners 15 and Sandell is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. The address of the principal business office of Baskett and Makhzoumi is New Enterprise Associates, 2855 Sand Hill Road, Menlo Park, CA 94025. The address of the principal business office of Florence is New Enterprise Associates, 104 5th Avenue, 19th Floor, New York, NY 10011.

(15)
Based on a Schedule 13D filed with the SEC on April 16, 2026. Consists of 2,809,848 shares of Common Stock held by Bayer HealthCare LLC, or BHC, Bayer US Holding LP, or BUSH LP, Sebastian Guth, or Guth and Gurumurthy Ramamurthy, or Ramamurthy, of which each of BUSH LP, Guth and Ramamurthy share voting and dispositive power. BHC also holds a Warrant exercisable for 3,333,000 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which 666,267 shares of Common Stock became exercisable upon stockholder approval subject to beneficial ownership limitations. The business address for BHC, BUSH LP, Guth and Ramamurthy is 100 Bayer Boulevard, Whippany, New Jersey 07981.

(16)
Based on a Schedule 13G/A filed with the SEC on May 15, 2025. Consists of an aggregate of 2,722,500 shares of Common Stock beneficially owned as of March 31, 2025 by Nantahala Capital Management, LLC, or Nantahala, including shares held by Nantahala Capital Partners Limited Partnership and other funds and separately managed accounts under its control. As the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be the beneficial owner of such shares. The aggregate shares include 1,633,500 shares which may be acquired within sixty days through the exercise of warrants. Nantahala, Mr. Harkey and Mr. Mack share voting and dispositive power with respect to such shares. The filing also states that BLACKWELL PARTNERS LLC – SERIES A, a fund advised by Nantahala, has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, more than five percent of the outstanding shares of Common Stock beneficially owned by Nantahala reported therein. The address of the principal business office of Nantahala, Mr. Harkey and Mr. Mack is 130 Main St., 2nd Floor, New Canaan, Connecticut 06840.

(17)
Consists of 2,111,000 shares of Common Stock held by PharmaEssentia Corp., or PharmaEssentia. PharmaEssentia also holds a Warrant exercisable for 3,166,500 shares of Common Stock upon the stockholder approval more fully described in Proposal No. 1 our definitive proxy statement filed with the SEC on January 27, 2025, of which 316,333 shares of Common Stock became exercisable upon stockholder approval subject to beneficial ownership limitations. Ching-Leou Teng has sole voting and dispositive power with respect to the shares held by PharmaEssentia. The business address of PharmaEssentia is 13F, No.3, Park Street, Nangang District, Taipei 115, Taiwan.

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
Non-Employee Director Agreements
Agreement with James Collins
On May 14, 2021, we entered into an agreement with our director James Collins, pursuant to which he is a member and chair of our Scientific Advisory Board, or SAB, and as more fully described in the section titled “Non-Employee Director Agreements” under Item 11 of our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, as amended and filed with the SEC on April 26, 2024.
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
Pursuant to the Framework Agreement, we sold the Purchased Assets, and consummated, or will consummate, the other transactions contemplated thereby, for total consideration of $37.8 million in cash of which the amounts payable at closing of the transactions contemplated by the Agreement shall be subject to certain offsets against the advance payment under the DMSA (as defined below), or the Cash Consideration, and the grant of the Seller Economic Share (as defined below) by Valere. Fifty percent of the Cash Consideration was paid at closing and the remaining was due to us following the signing of an IP license agreement. We signed an amendment to the Framework Agreement wherein the parties waived payment of the remaining amount in connection with Celadon’s investment in the 2024 PIPE as described herein.
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

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.
We incurred the following fees from KPMG LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2025 and 2024.

($ in thousands)	2025	2024
Audit fees (1)	$623	$991
Audit-Related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$623	$991
_______
(1) Audit fees consist of fees billed for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and services in connection with our securities offerings, including registration statements, responding to SEC comment letters, comfort letters and consents.
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
During our 2025 and 2024 fiscal years, no services were provided to us by KPMG LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.1^	Business Combination Agreement, dated as of December 19, 2021, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex A to the Registration Statement).	S-4/A	333-262707	2.1	May 10, 2022
2.2^	Amendment No. 1 to Business Combination Agreement, dated as of February 12, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc. (attached as Annex AA to the Registration Statement).	S-4/A	333-262707	2.2	May 10, 2022
2.3^	Amendment No. 2 to Business Combination Agreement, dated as of May 19, 2022, by and among Dynamics Special Purpose Corp., Explore Merger Sub, Inc. and Senti Biosciences, Inc.	8-K	001-40440	2.1	May 24, 2022
3.1	Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc.	8-K	001-40440	3.1	June 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Officer Exculpation Amendment)	8-K	001-40440	3.1	July 12, 2024
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Senti Biosciences, Inc. (Reverse Stock Split Amendment)	8-K	001-40440	3.1	July 17, 2024
3.4	Amended and Restated Bylaws of Senti Biosciences, Inc.	8-K	001-40440	3.2	June 15, 2022
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Senti Biosciences, Inc.	8-K	001-40440	3.1	December 2, 2024
4.1	Specimen Common Stock Certificate.	8-K	001-40440	4.1	July 14, 2024
4.2	Form of Common Stock Warrant	8-K	001-40440	3.1	December 2, 2024
4.3	Description of Securities	10-K	001-40440	4.3	March 20, 2025
10.1	Note Subscription Agreement by and among Senti Biosciences, Inc., Dynamics Special Purpose Corp. and Bayer HealthCare LLC, dated as of May 19, 2022.	8-K	001-40440	10.1	May 24, 2022
10.2+	Senti Biosciences, Inc. 2016 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-4	333-262707	10.2	February 14, 2022
10.3+	Senti Biosciences, Inc. 2022 Amended and Restated Equity Incentive Plan and forms of award agreements thereunder.	8-K	001-40440	10.1	March 10, 2025

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.4+	Senti Biosciences, Inc. 2022 Employee Stock Purchase Plan.	10-Q	001-40440	10.4	August 15, 2022
10.5+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers. Combination.	S-4/A	333-262707	10.5	May 10, 2022
10.6+	Employee Offer Letter, by and between Timothy Lu and Senti Biosciences, Inc., dated December 27, 2018.	S-4	333-262707	10.6	February 14, 2022
10.7	Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated July 17, 2018.	S-4	333-262707	10.10	February 14, 2022
10.8	First Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated May 8, 2019.	S-4	333-262707	10.11	February 14, 2022
10.9	Second Amendment to Lease, by and between Britannia Biotech Gateway Limited Partnership and Senti Biosciences, Inc., dated June 17, 2020.	S-4	333-262707	10.12	February 14, 2022
10.10†	Research and Development and Laboratory Lease Agreement, by and between 1430 Harbor Bay Pkwy LLC and Senti Biosciences, Inc., dated June 3, 2021.	10-K	001-40440	10.13	March 22, 2023
10.11†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated July 20, 2020.	S-4	333-262707	10.14	February 14, 2022
10.12†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated February 5, 2021.	S-4	333-262707	10.15	February 14, 2022
10.13†	Research Collaboration and License Agreement by and between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated April 9, 2021.	S-4	333-262707	10.16	February 14, 2022
10.14†	Patent License Agreement by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Senti Biosciences, Inc., dated May 17, 2021.	S-4	333-262707	10.17	February 14, 2022
10.15†	Collaboration and Option Agreement by and between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated May 21, 2021.	S-4	333-262707	10.18	February 14, 2022
10.16	Investor Rights and Lock-up Agreement.	8-K	001-40440	10.4	June 15, 2022
10.17+	Senti Biosciences, Inc. Amended and Restated 2022 Inducement Plan and forms of award agreements thereunder.	S-8	333-285655	10.30	March 7, 2025

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.18	Registration Rights Agreement dated as of August 31, 2022, by and between Senti Biosciences, Inc. and Chardan Capital Markets LLC.	8-K	001-40440	10.2	September 1, 2022
10.19+	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-40440	10.3	March 10, 2025
10.20+	Consulting Agreement between Senti Biosciences, Inc. and David Epstein.	10-Q	001-40440	10.2	November 10, 2022
10.21+	Severance and Change in Control Agreement between the Company and Tim Lu.	10-Q	001-40440	10.5	November 10, 2022
10.22†	Amendment No. 1 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated December 8, 2022.	10-K	001-40440	10.32	March 22, 2023
10.23†	Side Letter between BlueRock Therapeutics, LP and Senti Biosciences, Inc., dated February 3, 2023.	10-K	001-40440	10.33	March 22, 2023
10.24	Scientific Advisory Board Agreement between Senti Biosciences, Inc. and James Collins.	10-K	001-40440	10.34	March 22, 2023
10.25+	Employee Offer Letter by and between Kanya Rajangam and Senti Biosciences, Inc., dated May 10, 2022.	10-Q	001-40440	10.1	May 9, 2023
10.26†	Amendment No. 2 to the Research and License Agreement between Spark Therapeutics, Inc. and Senti Biosciences, Inc., dated May 12, 2023.	10-Q	001-40440	10.1	August 11, 2023
10.27†	Framework Agreement by and among Senti Biosciences, Inc., GeneFab, LLC and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440	10.1	November 14, 2023
10.28†	Seller Economic Share Agreement by and among Senti Biosciences, Inc., GeneFab, Inc and Valere Bio, Inc., dated August 7, 2023.	10-Q	001-40440	10.2	November 14, 2023
10.29†	Development and Manufacturing Services Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440	10.3	November 14, 2023
10.30†	Sublease Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC dated August 7, 2023.	10-Q	001-40440	10.4	November 14, 2023
10.31†	Option Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC, dated August 7, 2023.	POS-AM (on S-1)	333-265873	10.8	November 1, 2023
10.32†	Collaboration and Option Agreement by and between Senti Biosciences, Inc., and Celest Therapeutics (Shanghai) Co. Ltd., dated November 6, 2023.	10-K	001-40440	10.41	March 21, 2024
10.33#	Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Senti Biosciences, Inc., dated July 16, 2024	8-K	001-40440	10.1	July 16, 2024

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.34#	Sublease Agreement by and between the Company and GeneFab, LLC, dated as of May 7, 2024.	10-Q	001-40440	10.1	August 13, 2024
10.35	Consulting Agreement by and between the Company and Yvonne Li, effective as of May 1, 2024.	10-Q	001-40440	10.4	August 13, 2024
10.36^	Sublease Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.	10-Q	001-40440	10.2	November 14, 2024
10.37^	Storage License Agreement by and among the Company, BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc., dated as of September 23, 2024.	10-Q	001-40440	10.3	November 14, 2024
10.38^	Securities Purchase Agreement, dated December 2, 2024, by and among Senti Biosciences, Inc. and the purchasers named therein.	8-K	001-40440	10.1	December 2, 2024
10.39^	Registration Rights Agreement, dated December 2, 2024 by and among Senti Biosciences, Inc., and the investors named therein.	8-K	001-40440	10.2	December 2, 2024
10.40	Designation Agreement, dated December 2, 2024, by and between Senti Biosciences, Inc., and Celadon Partners SPV 24.	8-K	001-40440	10.3	December 2, 2024
10.41	Designation Agreement, dated December 2, 2024, by and between Senti Biosciences, Inc., and New Enterprise Associates 15, L.P.	8-K	001-40440	10.4	December 2, 2024
10.42	Form of Performance Stock Unit Award Agreement.	10-K	001-40440	10.42	March 20, 2025
10.43	Amended and Restated Development and Manufacturing Services Agreement between Senti Biosciences, Inc. and GeneFab, LLC dated December 10, 2024	10-K	001-40440	10.43	March 20, 2025
10.44	Amendment No. 1 to Framework Agreement by and among Senti Biosciences, Inc., Valere Bio, Inc. and GeneFab, LLC dated December 10, 2024	10-K	001-40440	10.44	March 20, 2025
10.45	Amendment No. 1 to Option Agreement between Senti Biosciences, Inc. and Celadon Partners SPV XVI dated December 10, 2024	10-K	001-40440	10.45	March 20, 2025
10.46+	Consulting Agreement by and between the Company and Yvonne Li, effective as of February 5, 2025	10-Q	001-40440	10.1	May 6, 2025
16.1	Letter from Marcum LLC to the SEC	8-K	001-40440	16.1	June 15, 2022
19.1	Insider Trading Policy	10-K	001-40440	19.1	March 20, 2025
21.1	List of Subsidiaries	8-K	001-40440	21.1	June 15, 2022
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (ID 185)	10-K	001-40440	23.1	March 27, 2026

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
24.1	Power of Attorney (included on the signature page to the Annual Report on Form 10-K which forms part of this Annual Report on Form 10-K).	10-K	001-40440	24.1	March 27, 2026
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	31.1	March 27, 2026
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	31.2	March 27, 2026
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	32.1	March 27, 2026
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40440	32.2	March 27, 2026
31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
97.1	Senti Biosciences, Inc. Compensation Recovery Policy	10-K	001-40440	97	March 21, 2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for our Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

__________________

*	Filed herewith.

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
Date: April 29, 2026