Form 10-Q
period 2026-03-31
Senti Biosciences Holdings, Inc.
filed 2026-05-14
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026 there were 31,144,754 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES HOLDINGS, INC.
i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,935	$16,420
Accounts receivable	172	323
GeneFab receivable - related party	593	1,272
GeneFab prepaid expenses - related party	3,322	3,604
Prepaid expenses and other current assets	1,768	1,655
Total current assets	14,790	23,274
Restricted cash	3,528	3,528
Property and equipment, net	12,100	12,886
Operating lease right-of-use assets	7,818	11,516
Other non-current assets	5	19
TOTAL ASSETS	$38,241	$51,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,052	$2,943
Accrued expenses and other current liabilities	5,030	5,354
Operating lease liabilities, current	5,891	5,330
GeneFab sublease deferred income - related party	2,268	304
Deferred revenue - related party	27	43
Total current liabilities	14,268	13,974
Operating lease liabilities, non-current	13,250	23,561
Other non-current liabilities	8,158	8,099
TOTAL LIABILITIES	35,676	45,634
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 500,000,000 shares authorized as of both March 31, 2026 and December 31, 2025; 31,144,754 and 30,879,355 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	365,355	364,158
Accumulated deficit	(362,793)	(358,572)
TOTAL STOCKHOLDERS’ EQUITY	2,565	5,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,241	$51,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue - related party	$16	$—
Operating expenses:
Research and development (including related party costs of $282 and $4,070 for the three months ended March 31, 2026 and 2025, respectively)	5,281	9,281
General and administrative	6,233	7,116
Gain on lease modification	(6,882)	—
Total operating expenses	4,632	16,397
Loss from operations	(4,616)	(16,397)
Other income:
Interest income	101	394
GeneFab sublease income - related party	80	1,713
Other income, net	214	178
Total other income	395	2,285
Net loss	$(4,221)	$(14,112)
Comprehensive loss	$(4,221)	$(14,112)
Basic and diluted net loss per share	$(0.14)	$(1.41)
Basic and diluted weighted-average number of shares used in computing net loss per share	30,971,573	10,012,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	21,157	$25,106	4,829,035	$1	$322,782	$(297,134)	$25,649
Conversion of Series A redeemable convertible preferred stock to common stock	(21,157)	(25,106)	21,157,000	2	25,104	—	25,106
Issuance of common stock for vesting of restricted stock units	—	—	17,909	—	—	—	—
Vesting of early exercise of common stock options	—	—	422	—	12	—	12
Stock-based compensation	—	—	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	(14,112)	(14,112)
Balance at March 31, 2025	—	$—	26,004,366	$3	$349,102	$(311,246)	$37,859

Balances at December 31, 2025	—	$—	30,879,355	$3	$364,158	$(358,572)	$5,589
Issuance of common stock for vesting of restricted stock units	—	—	387,254	—	—	—	—
Net settlement of restricted stock units for employee taxes	—	—	(121,855)	—	(118)	—	(118)
Stock-based compensation	—	—	—	—	1,315	—	1,315
Net loss	—	—	—	—	—	(4,221)	(4,221)
Balance at March 31, 2026	—	$—	31,144,754	$3	$365,355	$(362,793)	$2,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,221)	$(14,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,315	1,204
Depreciation	688	926
Gain on lease modification	(6,762)	—
Other non-cash charges	53	—
Changes in operating assets and liabilities:
Accounts receivable	151	32
GeneFab receivable - related party	679	(445)
GeneFab prepaid expenses - related party	282	70
Prepaid expenses and other assets	(99)	(265)
Operating lease right-of-use assets	452	542
Accounts payable	(1,891)	357
Accrued expenses and other current liabilities	(324)	(1,119)
Operating lease liabilities	189	(1,093)
GeneFab sublease deferred income - related party	1,964	(147)
Deferred revenue - related party	(16)	—
Other non-current liabilities	59	—
Net cash used in operating activities	(7,481)	(14,050)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	114	—
Net cash provided by investing activities	114	—
CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net settlement of stock awards	(118)	—
Payment of issuance costs	—	(1,924)
Proceeds from CIRM Grant	—	1,510
Net cash used in financing activities	(118)	(414)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,485)	(14,464)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	19,948	51,815
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$12,463	$37,351

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Unpaid issuance costs	$98	$605
Purchases of property and equipment in accounts payable and accrued expenses	$—	$170
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Description of Business
Senti Biosciences Holdings, Inc. and its subsidiaries (the “Company” or “Senti”), is a clinical stage biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies for patients living with incurable diseases. Senti’s mission is to create a new generation of smarter therapies that can outsmart complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with gene circuits. These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
As discussed in Note 15, Subsequent Events under the header “Holding Company Reorganization”, on April 24, 2026, Senti Biosciences, Inc., a Delaware corporation (“Former Senti”), implemented a holding company reorganization (the “Reorganization”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 24, 2026, among Former Senti, the Company and Senti Biosciences Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and direct, wholly owned subsidiary of Senti Holdings, Inc., a Delaware corporation (“Senti Holdings”) and direct, wholly owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Former Senti, with Former Senti continuing as the surviving corporation and a direct, wholly owned subsidiary of Senti Holdings, which is a direct, wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company became the successor issuer to Former Senti.
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. As of March 31, 2026, the Company has raised aggregate gross proceeds of $368.6 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
As of March 31, 2026 and December 31, 2025, the Company had an accumulated deficit of $362.8 million and $358.6 million, respectively. The Company’s net losses were $4.2 million and $14.1 million for the three months ended March 31, 2026 and 2025, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
The Company concluded that substantial doubt continued to exist and that the Company’s cash and cash equivalents of $8.9 million as of March 31, 2026, were not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Based on the Company’s current operating plan and existing unrestricted cash and cash equivalents, the Company has determined that it may not be able to maintain current operations starting as early as the second quarter of 2026. As discussed in Note 15, Subsequent Events, the Company entered into a securities purchase agreement in April 2026 pursuant to which the Company expects to receive gross proceeds of $10.0 million in May 2026 upon the closing of the initial tranche of senior secured convertible notes, subject to the satisfaction of specified closing conditions.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Assuming receipt of such funding, the Company currently expects to be able to maintain operations into the third quarter of 2026. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that the Company’s efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and include all adjustments consisting of normal recurring adjustments that the management of the Company believes are necessary for a fair presentation of the periods presented and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of Senti Biosciences Holdings, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one business activity and operates in one reportable segment within continuing operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the valuation of GeneFab Option, the valuation of GeneFab Economic Share, and the determination of the Company’s incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents that are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of March 31, 2026 and 2025, the Company has not experienced any credit losses in such accounts or investments.
Concentration of Business Risk
The Company is subject to concentrations of business risk arising from its reliance on a limited number of counterparties and arrangements that are critical to its operations. The Company currently depends on GeneFab LLC (“GeneFab”) as its sole contract manufacturer for the clinical-scale production of its product candidates. As a result, the Company’s development activities and timelines are dependent on GeneFab’s continued ability to perform manufacturing services in accordance with contractual requirements. Any disruption in GeneFab’s operations, financial condition, or ability to perform could have a material adverse affect on the Company’s research and development activities and may require the Company to identify and qualify alternative manufacturing vendors, which could result in increased costs and delays in the Company’s clinical trial timelines.
In addition, the Company has business risk concentrated in its real estate lease arrangements. The Company has operating lease obligations under the Alameda Lease (as defined in Note 3), which represents the Company’s most

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
significant lease liability on the condensed consolidated balance sheets as of March 31, 2026. The Company has subleased the Alameda Lease to GeneFab. Accordingly, the Company’s ability to mitigate the cash outflows associated with these lease obligations is dependent on GeneFab’s performance under the sublease arrangements. The Company remains obligated to satisfy its lease commitments to the landlord regardless of the performance of its subtenant.
Unaudited Interim Condensed Consolidated Financial
The accompanying interim condensed consolidated financial statements and the related footnotes are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. The December 31, 2025 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual consolidated financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 27, 2026, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2026, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2025.
Recent Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosures about significant expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s condensed consolidated financial statements other than additional information that will be provided in the footnote disclosure.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance in U.S. GAAP about accounting for government grants received by business entities and clarifies the appropriate accounting in an effort to reduce diversity in practice, and increase consistency of application across business entities. This guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. The Company is currently evaluating the impact of adopting ASU 2025-10 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Company is currently evaluating the impact of adopting ASU 2025-11 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this ASU are not intended to result in significant changes for most entities. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-12 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
Note 3. GeneFab Transaction
On August 7, 2023, the Company entered into a framework agreement (the “GeneFab Framework Agreement”) with GeneFab and Valere Bio, Inc. (“Valere”), a Delaware corporation and the parent company of GeneFab, which is wholly owned by Celadon Partners, LLC (“Celadon Partners”), pursuant to which the Company, subject to the terms and conditions therein, sold, assigned and transferred its rights, title and interest in certain of the assets and contractual rights, including all of the Company’s equipment at the Company’s Alameda facility and certain of the Company’s non-oncology license rights, intellectual property related to the schematics for and design of the Alameda facility.
The original lease for the Alameda facility was entered into between the Company and 1430 South Loop Owner, LLC (the “Landlord”) in 2021 (the “Alameda Lease”). On August 7, 2023, the Company subleased the Alameda facility to GeneFab in connection with the GeneFab Framework Agreement described above (the “GeneFab Alameda Sublease”). On March 17, 2026, both of the Alameda Lease and GeneFab Alameda Sublease were amended as described in Note 5. Operating Leases.
On August 7, 2023, the Company and GeneFab also entered into a development and manufacturing services agreement (the “DMSA”), pursuant to which GeneFab will provide certain services to the Company using the subleased Alameda facility and acquired equipment. The Company also entered into a transition services agreement with GeneFab whereby certain services are to be provided by each party to the other party during a transition period beginning on August 7, 2023 (the “Transition Services Agreement”). On December 10, 2024, in connection with the private placement described in further detail in Note 6. Stockholders’ Equity, the Company and GeneFab entered into an amended and restated DMSA (the “2024 Amended and Restated DMSA”).
On June 12, 2024, the Company subleased to GeneFab a portion of the Company’s HQ Lease as defined in Note 5. Operating Leases, and this sublease is referred to as the “GeneFab HQ Sublease”. On March 9, 2026, the Company signed an agreement to accelerate the end of the GeneFab HQ Sublease (“GeneFab HQ Sublease Amendment”), effective March 31, 2026. Refer to Note 5. Operating Leases for details of the GeneFab HQ Sublease Amendment.
On March 17, 2026, the Company entered into a letter agreement with GeneFab (the “GeneFab Letter Agreement”) in connection with the lease and sublease amendments described in Note 5. Operating Leases. The GeneFab Letter Agreement provides for a $1.4 million back rent payment from GeneFab that may be satisfied, in whole or in part, through a cash prepayment credit to be applied toward work or services to be performed by GeneFab for the Company under the 2024 Amended and Restated DMSA, that the Company may access such prepayment credit immediately and that any unpaid portion must be paid in immediately available funds by September 1, 2026. The GeneFab Letter Agreement further provides that the Company may access $2.0 million as a prepayment credit to be applied toward work or services to be performed by GeneFab for the Company under the 2024 Amended and Restated DMSA beginning September 1, 2026. This prepayment credit represents a portion of the agreed-upon settlement of past-due sublease rent. GeneFab’s failure to perform its obligations with respect to the outstanding rent or the $2.0 million prepayment credit constitutes an immediate event of default under the GeneFab Alameda Sublease Amendment (defined in Note 5). The GeneFab Letter Agreement terminates automatically once the applicable prepayment credits have been fully applied.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
GeneFab prepaid expenses - related party
Under the GeneFab Framework Agreement entered into on August 7, 2023, the total consideration in connection with the transaction was $37.8 million, of which $18.9 million was received by the Company on August 7, 2023 and such payment was netted against prepayment due to GeneFab for future manufacturing and research activities under the DMSA. The $18.9 million was initially recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets in 2023.
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
In March 2026, based on the GeneFab Letter Agreement, past-due rent of $3.4 million related to the GeneFab Alameda Sublease was converted into an additional prepaid expense for additional work under the 2024 Amended and Restated DMSA.
As of March 31, 2026, $3.3 million of these prepayments were remaining to be amortized against future manufacturing and research activities, which was recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets.
GeneFab Economic Share
On August 7, 2023, the Company and GeneFab entered into a seller economic share agreement (the “GeneFab Economic Share”), pursuant to which the Company will be entitled to receive 10% of the realized gains of GeneFab’s parent company arising and resulting from any cash or in-kind distributions from GeneFab in connection with a dividend or sale event, subject to the terms and conditions of the GeneFab Economic Share. The Company elected to account for the GeneFab Economic Share under the fair value option in ASC 825, Financial Instruments, and the GeneFab Economic Share was recorded as an asset in GeneFab Economic Share - related party on consolidated balance sheet at its fair value of $1.8 million on August 7, 2023. As of March 31, 2026 and December 31, 2025, the Company determined that the fair value of the GeneFab Economic Share was zero. Changes in fair value of the GeneFab Economic Share are reported as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
In April 2026, in connection with the Securities Purchase Agreement described in to Note 15, Subsequent Events, the Company and Celadon entered into a Termination and Release Agreement. Pursuant to this agreement, the GeneFab Economic Share has been terminated as of April 2026.
GeneFab Option
GeneFab was granted an option to purchase up to 1,963,344 shares (i.e. up to $20.0 million worth) of the Company’s common stock at a per share purchase price of $10.18670 (the “GeneFab Option”). The GeneFab Option becomes exercisable upon the execution of the license agreement, no later than August 7, 2026. The GeneFab Option may be exercised in installments of common stock equal to no more than 19.9% of the Company’s outstanding shares of common stock as of August 7, 2023. The purchase of the remaining shares under the GeneFab Option requires approval by the Company’s stockholders. The Company determined that the GeneFab Option was a derivative as the terms of the instrument contain certain provisions that preclude equity classification in accordance with ASC 815. As such, the GeneFab Option was recorded as a liability in GeneFab Option - related party on the condensed consolidated balance sheet at its fair value of $9.6 million on August 7, 2023. As of March 31, 2026 and December 31, 2025, the Company determined that the fair value of the GeneFab Option was zero. The GeneFab Option was remeasured each reporting period with changes from remeasurement included in other income (expense)

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10. Fair Value Measurements.
In April 2026, in connection with the Securities Purchase Agreement described in to Note 15, Subsequent Events, the Company and Celadon entered into a Termination and Release Agreement. Pursuant to this agreement, the GeneFab Option has been terminated as of April 2026.
Consolidation and Related Party
The Company determined that GeneFab is a variable interest entity since its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. The Company performs a qualitative analysis at each reporting date to determine if it is the primary beneficiary of GeneFab. Based on this assessment, the Company has determined that it does not have the power to direct the activities of GeneFab that most significantly impact GeneFab’s economic performance. Accordingly, the Company has concluded that it is not the primary beneficiary and therefore does not consolidate GeneFab. There were no material changes to the Company’s involvement with GeneFab during the three months ended March 31, 2026 that would have resulted in a change to this conclusion.
GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850. Refer to Note 12. Related Parties for GeneFab related party considerations.
Note 4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$1,576	$1,340
Deposits	192	315
Total prepaid expenses and other current assets	$1,768	$1,655
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Leasehold improvements	$17,748	$17,748
Lab equipment	7,301	7,565
Furniture and fixtures	331	331
Computer equipment and software	299	299
Property and equipment at cost	25,679	25,943
Less: accumulated depreciation	(13,579)	(13,057)
Property and equipment, net	$12,100	$12,886

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accruals related to:
Employee-related expenses	$2,367	$2,365
Clinical trials	1,677	2,070
Professional and other service fees	843	846
Other current liabilities	143	73
Total accrued expenses and other current liabilities	$5,030	$5,354
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Liabilities associated with CIRM Grant	$7,950	$7,950
Other	208	149
Total other non-current liabilities	$8,158	$8,099
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
Under the terms of the CIRM Grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net commercial revenue of CIRM-funded product candidates or CIRM-funded technology for every $1.0 million of CIRM funding received. These payments would commence upon the first commercial sale of an applicable product and continue for either 10 years from such first commercial sale or until the total royalties paid equal nine times the original CIRM Grant, whichever occurs first. If no CIRM-funded products are commercialized, no royalty or licensing fee payments would be due. As an alternative to revenue sharing, the Company has the option to convert the CIRM Grant to a loan. As of March 31, 2026, the Company has not elected to convert the CIRM Grant to a loan. In the event the Company exercises its right to convert the CIRM Grant to a loan, the Company would be obligated to repay the loan within 10 business days of making such election. Repayment amounts vary dependent upon the phase of clinical development of SENTI-202 at the time of the Company’s election, ranging from 80% to 100% plus interest at 10% plus the 90-day Secured Overnight Financing Rate.
As presented in the table above, the Company received an aggregate of $8.0 million from the CIRM Grant as of both March 31, 2026 and December 31, 2025.
Note 5. Operating Leases
Lessee Accounting
Operating Lease - HQ Lease

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
For the Company’s corporate headquarters located in South San Francisco, California, the original lease was entered into between the Company and Britannia Biotech Gateway Limited Partnership (the “HQ Landlord”) in 2021, and amended in May 2019 and June 2020 (the “HQ Lease”). The HQ Lease has an initial term of eight years expiring in 2027, with an option to renew for an additional eight years unless canceled by either party thereafter.
Operating Lease - Alameda Lease
For the Alameda facility, the original lease was entered into between the Company and 1430 South Loop Owner, LLC (the “Alameda Landlord”) in 2021 and amended in March 2026 as described below (the “Alameda Lease”). The Alameda Lease has an initial term of eleven years expiring in 2032, with an option to renew the lease for up to two additional terms of five years.
On March 17, 2026, the Company and the Alameda Landlord entered into the first amendment to the Alameda Lease (the “Alameda Lease Amendment”). Pursuant to the Alameda Lease Amendment, the Company reduced the leased premises from approximately 92,000 rentable square feet to approximately 46,000 rentable square feet. The Alameda Lease Amendment also reduced the Company’s future base rent obligations for the remaining term of the lease and modified certain cost-sharing arrangements with respect to operating expenses, taxes, and utilities. In connection with the Alameda Lease Amendment, the Alameda Landlord is entitled to draw $2.0 million under the Company’s existing letter of credit, and the required letter of credit for the remainder of the lease term was reduced to approximately $0.8 million. In May 2026, the Alameda Landlord drew the $2.0 million under the Company’s letter of credit.
As of the modification date on March 17, 2026, the Company accounted for the Alameda Lease Amendment as a lease modification under ASC 842. The revised lease payments were discounted using an incremental borrowing rate determined as of the modification date, which reflected the Company’s estimated collateralized borrowing rate over a term consistent with the remaining lease term and incorporated updated market inputs, including treasury rates. The resulting rate was substantially consistent with the rate used for the original Alameda Lease. As a result of the remeasurement, the lease liability decreased by $9.9 million. The decrease in the lease liability resulted in a corresponding $3.1 million reduction to the right-of-use asset, representing the carrying value of the asset immediately prior to the modification. The remaining amount of $6.8 million, together with a $0.1 million reduction of certain operating expenses associated with the Alameda Lease Amendment, was recognized as a $6.9 million gain in the condensed consolidated statements of operations and comprehensive loss.
The exercise of the renewal options for both of the HQ Lease and Alameda Lease is not recognized as part of the right-of-use assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain.
Operating lease costs are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$1,220	$1,288
Variable lease cost (1)	238	280
Short-term lease cost	7	6
Total lease cost	$1,465	$1,574
(1)Variable lease costs comprise primarily of common area maintenance charges for the operating leases, which is dependent upon usage.
Supplemental cash flow information related to the leases was as follows:

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental cash flow information:
Operating cash flows used for operating leases	$(579)	$(1,839)
Supplemental non-cash information
Decrease in operating lease right-of-use assets resulting from lease remeasurement	$3,177	$—
Decrease in operating lease liabilities resulting from lease remeasurement	$9,939	$—
Weighted-average remaining lease terms and discount rates were as follows:

March 31, 2026
Weighted-average remaining lease term (years)	5.5
Weighted-average discount rate	10.3%
As of March 31, 2026, maturities of lease liabilities were as follows:

(in thousands)
2026, for the remainder of the year (1)	$6,090
2027	3,678
2028	3,071
2029	3,163
2030	3,258
2031	3,356
Thereafter	2,276
Total undiscounted lease payments	24,892
Less imputed interest	(5,751)
Total lease liabilities	$19,141
(1)Amount includes the $2.0 million that the Alameda Landlord was entitled to draw under the Company’s letter of credit pursuant to the Alameda Lease Amendment described above.
Lessor Accounting
GeneFab Subleases - Related Party
GeneFab Alameda Sublease
On August 7, 2023, the Company subleased the Alameda facility to GeneFab under a sublease agreement that was amended in March 2026 as described below (the “GeneFab Alameda Sublease”). The facility supports the clinical manufacturing of the Company’s chimeric antigen receptor natural killer (CAR-NK) programs, including SENTI-202.
On March 17, 2026, the Company and GeneFab entered into an amendment to the GeneFab Alameda Sublease (the “GeneFab Alameda Sublease Amendment”), and pursuant to which, the subleased premises were reduced to approximately 46,000 rentable square feet. The GeneFab Alameda Sublease Amendment revised the base rent, operating expenses, taxes and utilities owed by GeneFab to equal the amounts owed by the Company under the Alameda Lease Amendment. The GeneFab Alameda Sublease will expire in August 2032. Following the GeneFab Alameda Sublease Amendment, aggregate undiscounted payments to be received by the Company are approximately $32.1 million over the full term of the GeneFab Alameda Sublease, including amounts attributable to periods both before and after the GeneFab Alameda Sublease Amendment.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Landlord Consent
In connection with the Alameda Lease Amendment and GeneFab Alameda Sublease Amendment, on March 17, 2026, the Company entered into a First Amendment to Landlord’s Consent to Sublease (the “Consent Amendment”) with the Alameda Landlord and GeneFab. Pursuant to the Consent Amendment, the Alameda Landlord consented to the GeneFab Alameda Sublease Amendment in exchange for a payment of $1.0 million to the Alameda Landlord by the Company or GeneFab (the “Reduction Fee”). The $1.0 million was paid to the Alameda Landlord by GeneFab in April 2026.
GeneFab HQ Sublease
On June 12, 2024, the Company subleased to GeneFab a portion of the Company’s HQ Lease (the “GeneFab HQ Sublease”). On March 9, 2026, the Company signed an agreement to accelerate the end of the HQ Lease (“GeneFab HQ Sublease Amendment”), effective March 31, 2026. As part of this agreement, GeneFab paid all past-due sublease rent to the Company for the GeneFab HQ Sublease and no longer subleases premises under the HQ Lease from the Company as of March 31, 2026.
BKPBIOTECH and JLSA2 Therapeutics Sublease
The Company subleased a portion of the Company’s HQ Lease to BKPBIOTECH, Inc. and JLSA2 Therapeutics, Inc. The subleases commenced in October 2024 and will expire on April 30, 2027. Total undiscounted payments to be received by the Company over the full term of the HQ Lease sublease were approximately $1.9 million. The sublease contains customary events of default, representations, warranties and covenants.
As of March 31, 2026, maturities of the Company’s sublease payments were as follows:

(in thousands)
2026, for the remainder of the year	$2,558
2027	2,991
2028	3,071
2029	3,163
2030	3,258
2031	3,356
Thereafter	2,284
Total undiscounted sublease payments	$20,681
A summary of total sublease income was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Sublease income - base rent	$87	$1,417
Sublease income - variable	242	474
Total sublease income (1)	$329	$1,891
(1)On the condensed consolidated statement of operations, $0.1 million was recorded in GeneFab sublease income - related party and $0.2 million was recorded as other income for the three months ended March 31, 2026, and $1.7 million was recorded in GeneFab sublease income - related party and $0.2 million was recorded as other income for the three months ended March 31, 2025.
Note 6. Stockholders’ Equity
Common Stock

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through March 31, 2026, no cash dividends have been declared or paid.
2025 ATM Agreement
On March 20, 2025, the Company entered into a Sales Agreement (the “2025 ATM Agreement”) with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, up to a maximum aggregate offering price of $17.5 million of its common stock through Leerink Partners as its sales agent. Under the 2025 ATM Agreement, the Company is not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company pays Leerink Partners a commission of equal to 3.0% of the gross proceeds of any shares of common stock sold, and has agreed to reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the three months ended March 31, 2026 and 2025, no shares had been issued under the 2025 ATM Agreement. To date of March 31, 2026, the Company sold $4,833,477 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.38 per share, resulting in gross proceeds of $11.5 million and net proceeds of $10.6 million after sales agent commissions and offering costs.
Private Placement
The Board of Directors has the authority to issue $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designation. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions.
On December 2, 2024, the Company entered into a securities purchase agreement with certain investors in which the Company agreed to sell, in a private placement (the “Offering”), (i) up to 21,157 shares of Series A redeemable convertible preferred stock, par value $0.0001 per share, for an aggregate offering price of $47.6 million and (ii) accompanying warrants to purchase up to 31,735,500 shares of common stock, par value $0.0001 per share. Each share of Series A redeemable convertible preferred stock was issued at $2,250.00 per share and, subject to Stockholder Approval (defined below), was convertible into 1,000 shares of common stock. Each Warrant has an exercise price per share of $2.30. The Warrants are exercisable at any time on or after the Stockholder Approval and on or prior to the five year anniversary of the original issuance date. A holder of a Warrant may not exercise the Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of a Warrant may increase or decrease this percentage not in excess of 45% by providing at least 61 days’ prior notice to the Company.
On December 9, 2024, the Company closed the initial tranche of the Offering, in which the Company issued 16,713 shares of Series A redeemable convertible preferred stock and Warrants to purchase 25,069,500 shares of common stock for net proceeds of $35.2 million, net of issuance costs of $2.4 million. Additionally, an investor had the option to purchase up to an additional 4,444 shares of Series A redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock at a subsequent closing. On December 31, 2024, the Company closed the second tranche of the Offering, in which the Company issued 4,444 shares of Series A

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
redeemable convertible preferred stock and Warrants to purchase 6,666,000 shares of common stock for net proceeds of $9.9 million, net of issuance costs of $0.1 million.
On March 6, 2025, at a special meeting of the Company’s stockholders, the stockholders approved the issuance of common stock in accordance with Nasdaq Listing Rule 5635 upon (i) conversion of Series A redeemable convertible preferred stock and (ii) the exercise of warrants to purchase shares of common stock. Subsequently, on March 10, 2025, the Company converted the outstanding shares of Series A redeemable convertible preferred stock into 21,157,000 shares of common stock, at the conversion price of $2.25 per share, subject to the terms and limitations contained in the Certificate of Designation.
The Company had no convertible preferred stock authorized or outstanding as of March 31, 2026 and December 31, 2025.
The Company had reserved shares of its common stock for future issuance as follows:

	March 31,	December 31,
	2026	2025
Stock options issued and outstanding	4,848,839	4,863,455
Restricted stock units outstanding	714,571	1,101,825
Common stock shares available for future issuance under equity plans	4,264,375	2,583,937
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	436,474	127,681
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Total	43,963,103	42,375,742
Note 7. Stock-based Compensation
2022 Equity Incentive Plan ( the “2022 EIP”)
On January 1, 2026, the number of shares of common stock reserved for issuance under the 2022 EIP increased by 1,543,967 shares. As of March 31, 2026, the total number of shares of common stock available for issuance under the 2022 Plan is 2,131,608.
2022 Inducement Plan (the “2022 IN”)
As of March 31, 2026, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 2,132,767.
2022 Employee Stock Purchase Plan (the “2022 ESPP”)
On January 1, 2026, the number of shares of common stock reserved for issuance under the 2022 ESPP increased by 308,793 shares. As of March 31, 2026, the total number of shares of common stock available for issuance under the ESPP is 436,474.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Stock-based Compensation
Total stock-based compensation was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$1,097	$1,019
Research and development	218	185
Total stock-based compensation	$1,315	$1,204
Note 8. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Basic and diluted net loss per share:
Numerator:
Net loss, basic and diluted	$(4,221)	$(14,112)
Denominator:
Weighted-average shares outstanding, basic and diluted	30,971,573	10,012,908
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(1.41)
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

	Three Months Ended March 31,
	2026	2025
Stock options issued and outstanding	4,848,839	4,655,262
Restricted stock units outstanding	714,571	1,097,489
GeneFab Option	1,963,344	1,963,344
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Performance stock units outstanding	—	94,952
Contingent earnout common stock	—	100,000
Total	39,262,254	39,646,547

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Note 9. Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of the cash, cash equivalents and restricted cash:

	March 31,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$8,935	$16,420
Restricted cash (1)	3,528	3,528
Total	$12,463	$19,948
(1)As of March 31, 2026 and December 31, 2025, restricted cash balance primarily consisted of a letter of credit for the Alameda Lease of $2.9 million, and a letter of credit for the HQ Lease of $0.5 million.
The following table is a summary of our cash equivalents and restricted cash:

	March 31, 2026
(in thousands)	Amortized Cost	Fair Value
Money market funds	$9,819	$9,819
Classified as:
Cash equivalents		$6,291
Restricted cash		$3,528

	December 31, 2025
(in thousands)	Amortized Cost	Fair Value
Money market funds	$18,189	$18,189
Classified as:
Cash equivalents		$14,661
Restricted cash		$3,528
As of March 31, 2026 and December 31, 2025, all of the Company’s cash equivalents and restricted cash were marketable securities and no allowance for credit loss was recorded.
Note 10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy. No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

	March 31, 2026
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$9,819	$9,819
Total assets measured at fair value	$9,819	$9,819

	December 31, 2025
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$18,189	$18,189
Total assets measured at fair value	$18,189	$18,189

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Assets Classified as Level 3
GeneFab Economic Share
The fair value of the GeneFab Economic Share is based on significant unobservable inputs. In determining the fair value of the GeneFab Economic Share, the Company used the option pricing method, which allocates total estimated enterprise value to various classes of equity using the Backsolve method. As of March 31, 2026 and December 31, 2025, the Company determined that the fair value of the GeneFab Economic Share was zero due to the low probability of the events triggering the payment underlying the GeneFab Economic Share. For the three months ended March 31, 2026, there was no change in fair value for the GeneFab Economic Share.
In April 2026, in connection with the Securities Purchase Agreement described in to Note 15, Subsequent Events, the Company and Celadon entered into a Termination and Release Agreement. Pursuant to this agreement, the GeneFab Economic Share has been terminated as of April 2026.
Liabilities Classified as Level 3
GeneFab Option
The fair value of the GeneFab Option is based on significant unobservable inputs. In determining the fair value of the GeneFab Option, the Company used a Black-Scholes option pricing model. As of March 31, 2026 and December 31, 2025, the Company determined that the fair value of the GeneFab Option was zero due to the probability that a suitable license agreement, which is a condition of GeneFab obtaining the Option, would not be signed. For the three months ended March 31, 2026, there was no change in fair value for the GeneFab Option.
In April 2026, in connection with the Securities Purchase Agreement described in to Note 15, Subsequent Events, the Company and Celadon entered into a Termination and Release Agreement. Pursuant to this agreement, the GeneFab Option has been terminated as of April 2026.

Note 11. Income Tax
The Company’s income tax provision was zero for each of the three months ended March 31, 2026 and 2025. While the Company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses their current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
Note 12. Related Parties
NEA
New Enterprise Associates, Inc. (“NEA”) held 12.1% and 12.2% shares of the outstanding share of the Company’s common stock as of March 31, 2026 and December 31, 2025, respectively. NEA held one of the eight seats on the Board of Directors as of March 31, 2026 and December 31, 2025. As part of the private placement in December 2024 (Note 6), NEA is also entitled to designate one additional director to the Board of Directors.
Celadon Partners, LLC
Celadon Partners LLC (“Celadon Partners”) held 31.4% and 31.7% shares of the outstanding share of the Company’s common stock as of March 31, 2026 and December 31, 2025, respectively, and is considered a related party to the Company. Celadon Partners is the parent company of Valere Bio, of which GeneFab is a wholly-owned subsidiary. As part of the private placement in December 2024 (Note 6), Donald Tang, a founder and manager of Celadon, was appointed to the Board of Directors. Celadon Partners also was entitled to designate two additional directors to the Board of Directors, which were filled upon Feng Hsiung and Bryan Baum being appointed in March 2025 and July 2025, respectively. As of March 31, 2026, Celadon Partners held three of the eight seats on the Board of Directors.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
On April 27, 2026, the Company entered into a securities purchase agreement with an accredited investor affiliated with Celadon Partners. Refer to Note 15, Subsequent Events for details.
Bayer Healthcare LLC
Bayer, Healthcare, LLC (“Bayer”) held 9.0% and 19.9% shares of the outstanding share of the Company’s common stock as of March 31, 2026 and December 31, 2025, respectively, and is considered a related party to the Company.
Bayer is the parent company of BlueRock Therapeutics LP (“BlueRock”). The Company and BlueRock entered a collaboration and option agreement (“BlueRock Agreement”) in May 2021, pursuant to which the Company and BlueRock, on a program-by-collaboration program basis, collaborate in many aspects for the development of certain therapy products. The Company was responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a three-year research term. The Company completed the initial research plan and related activities in May 2024. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred. As of March 31, 2026, Bayer has not exercised its option for a license.
For the three months ended March 31, 2026, the Company recognized collaboration revenue with Bayer of less than $0.1 million in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, deferred revenue with Bayer of less than $0.1 million was recorded in the condensed consolidated balance sheets. These amounts relate to an option exercise period extension fee under the BlueRock Agreement.
GeneFab
As a result of the transaction with GeneFab (Note 3), GeneFab supports the Company’s clinical manufacturing of its CAR-NK programs, including SENTI-202. GeneFab’s Chief Executive Officer, Philip Lee, Ph.D., was the former Co-Founder and Chief Technology Officer of the Company. The Company determined GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 3. GeneFab Transaction for the financial assets and liabilities recorded on the condensed consolidated balance sheets related to GeneFab.
As of March 31, 2026, GeneFab subleased the facility included in the Alameda lease from the Company. Refer to Note 5. Operating Leases for the sublease discussion.
The Company incurred certain costs on behalf of GeneFab under a transition services agreement, and reimbursement of such costs was due from GeneFab. As of March 31, 2026 and December 31, 2025, the Company recorded $0.6 million and $0.5 million, respectively, in GeneFab receivable - related party on the condensed consolidated balance sheet. The Company’s research and development expenses under the services agreement was $0.3 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 3. GeneFab Transaction.
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
As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents were $8.9 million and $16.4 million, respectively.
A summary of the segment loss, including significant expenses, was as noted in the table below.

	Three Months Ended March 31,
(in thousands)	2026	2025
Collaboration revenue - related party	$16	$—
Operating expenses:
Research and development:
External services and supplies	2,236	6,197
Personnel-related expenses, including stock-based compensation	1,815	1,744
Facilities and other	1,011	1,116
General and administrative:
Personnel-related expenses, including stock-based compensation	2,694	2,585
Facilities and other	1,557	1,636
External services and supplies	1,513	2,194
Depreciation and amortization	688	925
Gain on lease modification	(6,882)	—
Total operating expenses	4,632	16,397
Loss from operations	(4,616)	(16,397)
Interest income	101	394
Sublease income	329	1,891
Other expense, net	(35)	—
Net loss	$(4,221)	$(14,112)
Note 15. Subsequent Events
Holding Company Reorganization

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
On April 1, 2026, Former Senti announced plans to implement the Reorganization. On April 24, 2026, Former Senti completed the Reorganization pursuant the Merger Agreement.
Pursuant to the Merger Agreement, Merger Sub merged with and into Former Senti, with Former Senti continuing as the surviving corporation and a direct, wholly owned subsidiary of Senti Holdings, a direct, wholly owned subsidiary of the Company. Following the Merger, the Company became the successor issuer to Former Senti pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended.
At the effective time of the Reorganization, each issued and outstanding share of Former Senti’s common stock was automatically converted into an equivalent corresponding share of the Company’s common stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding shares of Former Senti’s common stock.
Immediately following the Reorganization, the Company had, on a consolidated basis, the same assets, businesses and operations as Former Senti had immediately prior to the Reorganization, and the directors and executive officers of the Company were the same as those of Former Senti immediately prior to the Reorganization. Shares of the Company’s common stock continue to trade on The Nasdaq Capital Market under the symbol “SNTI.”
The Company evaluated the Reorganization in accordance with ASC 855, Subsequent Events, and concluded that it represents a non-recognized subsequent event. Accordingly, no adjustments have been made to the condensed consolidated financial statements as of and for the three months ended March 31, 2026.
Securities Purchase Agreement and the Notes
Securities Purchase Agreement
On April 27, 2026, the Company, Senti Holdings, and Former Senti, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with one accredited investor (the “Investor”). The Investor is an entity affiliated with Celadon Partners SPV 24 (“Celadon”) and Celadon Partners, which is one of the Company’s related parties and largest stockholder as discussed in Note 12. Related Parties.
Pursuant to the Securities Purchase Agreement, Senti Holdings agreed to issue and sell, and Celadon agree to purchase, in a private placement up to $40.0 million in aggregate principal amount of its Senior Secured Convertible Notes (the “Notes”) in up to two tranches, subject to the satisfaction of certain specified closing conditions. The terms of the Notes are described below in the section titled “The Notes”.
Pursuant to the Securities Purchase Agreement, the first tranche consists of $10.0 million in aggregate principal amount of the Notes that are to be issued (the “Initial Notes”), subject to the satisfaction of certain specified closing conditions, which include, but are not limited to, that Former Senti shall have consummated its holding company reorganization as described above in the section titled “Holding Company Reorganization”, which was consummated on April 24, 2026.
Pursuant to the Securities Purchase Agreement, the second tranche may consist of up to $30.0 million in aggregate principal amount of the Notes that are to be issued after the first tranche (the “Additional Notes”), subject to (1) Celadon’s discretionary election and (2) the satisfaction of certain specified closing conditions. The Company will not be obligated to issue any Additional Notes unless the parties shall have executed, within thirty days of the closing of the Initial Notes, definitive documents for a potential transaction (the “CVR Transaction”) pursuant to which, if consummated, an entity affiliated with Celadon would merge with and into Senti Holdings and Senti Holdings would issue a contingent value right (a “CVR”) to the Company’s stockholders, which may pay out up to an aggregate of $60.0 million in cash subject to the achievement of certain regulatory and sales milestones with respect to the Company’s product candidate, SENTI-202.
Senti Holdings agreed to several covenants in the Securities Purchase Agreement, including, but not limited to:

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
•The Company agreed to use substantially all of the net proceeds from the sale of the Notes for general corporate purposes and to advance CMC and clinical trials for their product candidate, SENTI-202;
•Senti Holdings agreed to pay Celadon 3.0% of the aggregate principal amount of the Notes purchased at a closing by Celadon and any purchaser of Notes brought in by Celadon;
•Senti Holdings and the Company each agreed to certain limitations on their ability to issue securities; and
•As promptly as practicable, the Company agreed to solicit the approval of its stockholders at a meeting to be held not later than August 31, 2026 to approve the Company’s issuance of shares of its common stock underlying the Notes without giving effect to the Exchange Cap (as defined below) (the “Issuance Approval”), and Celadon agreed to vote in support of such proposal.
The Securities Purchase Agreement also included certain customary representations and warranties with respect to the Company, Senti Holdings and the Investor. The representations, warranties and covenants contained in the Securities Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties therein, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Securities Purchase Agreement is incorporated herein by reference only to provide investors with information regarding its terms, and not to provide investors with any other factual information regarding the Company, Senti Holdings or their business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the SEC.
If the closing of the Initial Notes does not occur with respect to an Investor on or before fifteen business days from the date of entry into the Securities Purchase Agreement due to a failure to satisfy the closing conditions set forth in the Securities Purchase Agreement, the non-breaching party has the option to terminate the Securities Purchase Agreement with respect to such breaching party by delivering a written notice to that effect. In the case of such termination, Senti Holdings would remain obligated to reimburse Celadon or its designee for certain expenses.
The Notes
The Notes are to be issued directly to their holders (the “Holders”) and are Senti Holding’s senior, secured indebtedness and are to be guaranteed by the Company and all its direct and indirect subsidiaries (other than Senti Holdings) pursuant to a Guarantee (the “Guarantee”) in favor of the Investor. The Notes will be secured by a first priority lien, subject to certain permitted liens, in all of the current and future assets of Senti Holdings, the Company and all direct and indirect subsidiaries of Senti Holdings, subject to certain customary exclusions.
The Notes will not bear any interest unless an event of default has occurred. If issued, the Notes will have a maturity date (the “Maturity Date”) on the date that is the first business day immediately following the date that is six months after the closing date of the Initial Notes. The Maturity Date may be extended at the option of a Holder (i) if there is an event of default occurring on the Maturity Date or any event that, with the passage of time and the failure to cure would result in an event of default and (ii) through the date that is ten business day after the consummation of a change of control that is publicly announced or of which the Holder received notice pursuant to the Notes. On the Maturity Date, if the Notes have not previously been converted or exchanged, Senti Holdings is required to pay the Holder an amount in cash equal to 200% of all outstanding principal and accrued and unpaid interest.
After issuance, a Holder may convert its Note for shares of Senti Holdings common stock at an initial conversion price of $0.6261 per share (the “Conversion Price”), which is subject to customary adjustments upon the occurrence of events specified in the Notes. If Celadon (assuming it still holds the Notes) and the holders of the Notes representing at least a majority of the aggregate principal amount of the Notes then outstanding (the “Required Holders”) deliver a notice to convert at least a majority of the aggregate principal amount of the Notes then outstanding or the Company consummates the potential CVR Transaction, then the Company shall have the right to convert the remaining outstanding Notes.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
After issuance, the Notes may also be exchanged for shares of Company common stock at an initial exchange price of $0.6261 per share ( the “Exchange Price”), subject to customary adjustments upon the occurrence of events specified in the Notes. If, after the Issuance Approval, the Required Holders exchange a majority of the aggregate principal amount of the Notes then outstanding or the Company consummates the potential CVR Transaction, then the Company shall have the right (but not the obligation) to require all remaining outstanding Notes to be exchanged. At the election of a Holder, its Note may be subject to a beneficial ownership limitation. In the case of such an election, the Holder shall choose a maximum percentage (up to 19.99%), and it will not have the right to receive any shares of the Company’s common stock pursuant to the terms of the Note upon exchange that would exceed such maximum percentage. The selected maximum percentage may be increased or decreased upon sixty-one days of notice. In addition, in accordance with the rules of the Nasdaq Stock Market, the Company is not obligated to issue any shares of its common stock upon exchange beyond 19.99% of the Company’s common stock outstanding as of the date of the Securities Purchase Agreement (the “Exchange Cap”) prior to the Issuance Approval. If the Company fails to timely deliver shares of its common stock upon exchange, the Holder will have buy-in rights requiring the Issuer to pay cash equal to the Holder’s total purchase price for shares purchased in the market to cover such failure.
The Conversion Price and Exchange Price are each subject to full-ratchet anti-dilution adjustment upon certain issuances of common stock at a price below the then-effective Conversion Price or Exchange Price (a “Dilutive Issuance”), in which case the applicable Conversion Price or Exchange Price will be reduced to the price per share of such Dilutive Issuance.
The Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, and changes in the business.
The Notes contain several customary events of default. In the case of events of default that relate to bankruptcy, the Company is required to redeem the Notes in cash, and in the case of other events of default, the Holders may require the Company to redeem their Notes in cash. The redemption price is the greater of (i) 200% of the outstanding principal amount of the Notes and (ii) the product of (x) the principal amount being redeemed and (y) the quotient obtained by dividing the greatest closing sale price of the Issuer common stock during the event of default by the lowest exchange price during such period. While any event of default is occurring, interest will accrue at an annual rate of 12.0%.
Registration Rights Agreement
As a closing condition to issuances of Notes under the Securities Purchase Agreement, the Company and Former Senti expect to enter into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Upon entry into the Registration Rights Agreement, as reasonably practicable following any issuance of the Notes, but, in any event, not later than thirty days thereafter (the “Filing Date”) the Company would agree to file one or more resale registration statements on Form S-3 (or another appropriate form if Form S-3 is not available) providing for the resale by the Investor of the shares of common stock issuable upon exchange of the Notes (the “Registrable Shares”), and to use commercially reasonable efforts to cause any such resale registration statement to be declared effective as soon as practicable but in any event no later than the earlier of (a) the seventy-fifth calendar day following the Filing Date of such registration statement if the SEC notifies the Company that it will “review” the registration statement and (b) the fifth business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review. The Company will further agree to take all steps necessary to keep any such registration statement effective at all times until all Registrable Shares have been resold, or there remain no Registrable Shares.
Voting Agreement
Pursuant to the Securities Purchase Agreement, the Company has agreed to seek stockholder approval of (i) the potential CVR Transaction and (ii) the Issuer’s issuance of shares of its common stock underlying the Notes without giving effect to the Exchange Cap. In connection with the obligation to seek such stockholder approval and as a condition to the issuance of Notes under the Securities Purchase Agreement, the Company expects to entered into a

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
voting agreement (the “Voting Agreement”) with directors and executive officers of the Company as well as Celadon, pursuant to which these parties agreed to vote all shares of the Company’s common stock they hold in favor of each stockholder proposal.
The Company evaluated the Securities Purchase Agreement and the Notes in accordance with ASC 855, Subsequent Events, and determined that it represents a non-recognized subsequent event. Accordingly, no amounts have been recognized in the condensed consolidated financial statements as of and for the three months ended March 31, 2026.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senti Biosciences, Inc. (“Former Senti”) entered into a business combination agreement (the “Agreement”) with Dynamics Special Purpose Corp. (“DYNS”) on December 19, 2021. The transactions contemplated by the terms of the Agreement were completed on June 8, 2022, in conjunction with which DYNS changed its name to Senti Biosciences, Inc. On April 24, 2026, we completed a holding company reorganization (the “Reorganization”) pursuant to which Senti Biosciences Holdings, Inc. became the successor issuer to Former Senti and Former Senti became a direct, wholly owned subsidiary of Senti Holdings, Inc., a direct wholly owned subsidiary of Senti Biosciences Holdings, Inc.(hereafter referred to, collectively with its subsidiaries, as “Senti,” the “Company,” “we,” “us,” or “our,” unless the context otherwise requires).
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as Senti’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
We have incurred net losses of $4.2 million and $14.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $8.9 million and $16.4 million, respectively, and an accumulated deficit of $362.8 million and $358.6 million, respectively. Net cash flows used in operating activities were $7.5 million and $14.1 million during the three months ended March 31, 2026 and 2025, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
Recent Developments
Lease Amendment and GeneFab Sublease Matters
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, GeneFab was in default under the GeneFab Alameda Sublease and the GeneFab HQ Sublease, and we were in default under the Alameda Lease for nonpayment of rent.
In March 2026, we entered into a series of agreements with our Alameda Landlord and GeneFab to restructure the Alameda Lease and related sublease arrangements and to cure the existing defaults.
On March 17, 2026, we entered into the Alameda Lease Amendment with the Alameda Landlord, pursuant to which we reduced the leased premises from approximately 92,000 rentable square feet to approximately 46,000 rentable square feet. The Alameda Lease Amendment also reduced our future base rent obligations for the remaining term of the lease and modifies certain cost-sharing arrangements with respect to operating expenses, taxes, and utilities. In connection with the Alameda Lease Amendment, the Alameda Landlord is entitled to draw $2.0 million under our existing letter of credit, and the required letter of credit for the remainder of the lease term was reduced to approximately $0.8 million. In May 2026, the Alameda Landlord drew the $2.0 million under the Company’s letter of credit.

In connection with the Alameda Lease Amendment, on March 17, 2026, we entered into the GeneFab Alameda Sublease Amendment with GeneFab, and pursuant to which, the subleased premises were reduced to approximately 46,000 rentable square feet. The GeneFab Alameda Sublease Amendment revised the base rent, operating expenses, taxes and utilities owed by GeneFab to equal the amounts owed by us under the Alameda Lease Amendment. GeneFab also agreed to pay a $1.0 million Reduction Fee (as defined in Note 5) to the Alameda Landlord pursuant to the terms and conditions of the Consent Amendment (as defined in Note 5).
On March 9, 2026, we entered the GeneFab HQ Sublease Amendment with GeneFab, pursuant to which we accelerated the end of the HQ Lease, effective March 31, 2026. As part of this agreement, GeneFab paid all past-due sublease rent for the GeneFab HQ Sublease and no longer subleases premises under the HQ Lease from the us as of March 31, 2026.
On March 17, 2026,we entered into the GeneFab Letter Agreement with GeneFab in connection with the lease and sublease amendments described above. The GeneFab Letter Agreement provides back rent payment of $1.4 million that may be satisfied, in whole or in part, through a cash prepayment credit to be applied toward work or services to be performed by GeneFab for us under the 2024 Amended and Restated DMSA, that we may access such prepayment credit immediately and that any unpaid portion must be paid in immediately available funds by September 1, 2026. The GeneFab Letter Agreement further provides that we may access $2.0 million as a prepayment credit to be applied toward work or services to be performed by GeneFab for us under the 2024 Amended and Restated DMSA beginning September 1, 2026. This prepayment credit represents a portion of the agreed-upon settlement of past-due sublease rent. GeneFab’s failure to perform its obligations with respect to the outstanding rent or the $2.0 million prepayment credit constitutes an immediate event of default under the GeneFab Alameda Sublease Amendment. The GeneFab Letter Agreement terminates automatically once the applicable prepayment credits have been fully applied.
As a result of these transactions, the Alameda lease default and the GeneFab sublease defaults were cured.
Holding Company Reorganization
On April 24, 2026, we completed a holding company reorganization (the “Reorganization”) pursuant to which the Company became the successor issuer to Senti Biosciences, Inc. (“Former Senti”) and Former Senti became a direct, wholly owned subsidiary of Senti Holdings, Inc., a direct wholly owned subsidiary of the Company. The Reorganization did not result in any change to our consolidated operations, assets, liabilities, management or the Board of Directors.
Securities Purchase Agreement
On April 27, 2026, we entered into a securities purchase agreement with an accredited investor affiliated with Celadon, pursuant to which our wholly owned subsidiary, Senti Holdings, Inc. may issue up to $40.0 million aggregate principal amount of senior secured convertible notes in up to two tranches, subject to specified closing conditions. The initial tranche consists of $10.0 million, with an additional tranche of up to $30.0 million subject to the investor’s election and certain additional conditions. Upon issuance, the Notes may be converted for shares of Senti Holdings’ common stock or, subject to stockholder approval, exchanged for shares of our common stock, in each case, initially at a price of $0.6261 per share, subject to customary adjustments and a full-ratchet anti-dilution adjustment if we issue or sell common stock at a price below the exchange/conversion price then in effect. If the initial tranche is issued, we expect to receive net proceeds of $9.7 million.
The net proceeds from the transaction, if completed, are expected to be used for general corporate purposes, including advancing clinical and manufacturing activities for SENTI-202.
Components of Results of Operations
Collaboration Revenue - Related Party

We currently have no products approved for sale, and we have never generated any revenue from the sale of any products. For the three months ended March 31, 2026, collaboration revenue related to an option exercise period extension fee under our Collaboration and Option Agreement (“BlueRock Agreement”) with BlueRock Therapeutics LP (“BlueRock”) and was recognized ratably over the extension period. BlueRock is a related party to us. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 12—Related Parties” in this Report for details.
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
Research and development expenses consisted of the following:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)	(unaudited)
External services and supplies	$2,236	$6,197
Personnel-related expenses, including stock-based compensation	1,815	1,744
Facilities and other	1,230	1,340
Total	$5,281	$9,281
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
General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)	(unaudited)
Personnel-related expenses, including stock-based compensation	$2,694	$2,585
Facilities and other	1,557	1,636
External services and supplies	1,513	2,194
Depreciation and amortization	469	701
Total	$6,233	$7,116
Gain on lease modification
For the three months ended March 31, 2026, gain on lease modification of $6.9 million relates to the Alameda Lease Amendment. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details
Other Income (expense), net
Interest Income
Interest income consists of interest earned on our cash and cash equivalents, and restricted cash held during the year.
GeneFab sublease Income - related party
GeneFab sublease income - related party represents income from our sublease agreement with GeneFab. Amounts are recorded based on our determination of collectability, and the sublease income amounts were deemed probable as of March 31, 2026.
Other income, net
Other income, net primarily consists of income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics, partially offset by certain fees and interest assessed to GeneFab, miscellaneous tax, and other expense items.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Collaboration revenue - related party	$16	$—	$16
Operating expenses:
Research and development (including related party costs of $282 and $4,070 for the three months ended March 31, 2026 and March 31, 2025, respectively)	5,281	9,281	(4,000)
General and administrative	6,233	7,116	(883)
Gain on lease modification	(6,882)	—	(6,882)
Total operating expenses	4,632	16,397	(11,765)
Loss from operations	(4,616)	(16,397)	11,781
Other income:
Interest income	101	394	(293)
GeneFab sublease income - related party	80	1,713	(1,633)
Other income, net	214	178	36
Total other income	395	2,285	(1,890)
Net loss	$(4,221)	$(14,112)	$9,891

Collaboration revenue - related party. For the three months ended March 31, 2026, collaboration revenue related to an option exercise period extension fee under the BlueRock Agreement with a related party and was recognized ratably over the extension period. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 12—Related Parties” in this Report for details.
Research and development expenses. Research and development expenses were $5.3 million and $9.3 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $4.0 million was primarily due to a decrease of $4.0 million in external services and supplies cost.
General and administrative expenses. General and administrative expenses were $6.2 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.9 million was primarily due to a decrease of $0.7 million in external services and supplies cost, a decrease of $0.2 million in depreciation and amortization, and a decrease of $0.1 million in facilities and other cost, partially offset by an increase of $0.1 million in personnel-related expenses, including stock-based compensation.
Gain on lease modification. Gain on lease modification was $6.9 million for the three months ended March 31, 2026. The gain is a one-time income due to the Alameda Lease Amendment. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details.
Interest income. Interest income was $0.1 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease is attributed to lower average cash balances in the relevant periods.
GeneFab sublease income - related party. GeneFab sublease income - related party was $0.1 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to the Alameda Lease Amendment. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—

Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details.
Other income, net. Other income, net remained relatively consistent period over period, and fluctuations were not material.
Liquidity and Capital Resources
Sources of Liquidity
We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2026, we had $8.9 million in cash and cash equivalents, and an accumulated deficit of $362.8 million.
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
From inception to March 31, 2026, we raised aggregate gross proceeds of $368.6 million from the merger in 2022, the issuance of shares of common stock, the issuance of shares of redeemable convertible preferred stock, the issuance of convertible notes, and, to a lesser extent, through collaboration agreements and governmental grants and loans.
On August 31, 2022, we entered into an Amended and Restated Purchase Agreement (the “A&R Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”). Pursuant to the A&R Purchase Agreement, we had the right, in our sole discretion, to sell to Chardan up to the lesser of: (i) $50.0 million of shares of our common stock; and (ii) 872,704 shares of common stock at 97% of the volume weighted average price (“VWAP”) of the common stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of common stock were solely at our election, and we were under no obligation to sell any securities to Chardan under the Purchase Agreement. As consideration for Chardan’s commitment to purchase shares of our common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 10,000 shares of our common stock to Chardan and paid a $0.4 million document preparation fee. On March 17, 2025, we terminated the A&R Purchase Agreement. Prior to termination, we issued 384,313 shares of common stock to Chardan under the A&R Purchase Agreement for aggregate net proceeds of $3.0 million.
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell shares from time to time based upon the our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission equal to 3.0% of the gross proceeds of any shares of common stock sold, and have agreed to reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the three months ended March 31, 2026 and 2025, no shares were issued under the 2025

ATM Agreement. To date of March 31, 2026, we sold $4,833,477 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.38 per share, resulting in gross proceeds of $11.5 million and net proceeds of $10.6 million after sales agent commissions and offering costs.
The agreement with CIRM, as described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Other Financial Statement information” in this Report is expected to provide us in total a grant of $8.0 million, subject to achievement of certain operational milestones. We received an aggregate of $8.0 million from the CIRM Grant as of both March 31, 2026 and December 31, 2025. The CIRM Grant will help support the ongoing clinical development of SENTI-202.
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
Cash Flows
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(7,481)	$(14,050)
Investing activities	114	—
Financing activities	(118)	(414)
Net change in cash, cash equivalents and restricted cash	$(7,485)	$(14,464)
Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities of $7.5 million was primarily due to our loss of $4.2 million with non-cash adjustments $6.8 million for gain from lease modification, $0.7 million for depreciation and $1.3 million for stock-based compensation expense. Other material changes were comprised of $1.9 million decrease in accounts payables and $2.0 million increase in GeneFab sublease deferred income - related party.
For the three months ended March 31, 2025, net cash used in operating activities of $14.1 million was primarily due to our loss of $14.1 million with non-cash adjustments of $0.9 million for depreciation and $1.2 million for stock-based compensation expense. Other material changes were comprised of $1.1 million decrease in accrued expenses and other current liabilities and $1.1 million decrease in operating lease liabilities.
Investing Activities
For the three months ended March 31, 2026, cash provided by investing activities of $0.1 million relates to the sale of property and equipment.
For the three months ended March 31, 2025, there was no cash provided by or used in investing activities.

Financing Activities
For the three months ended March 31, 2026, cash used in financing activities related to the net settlement of stock awards for employee taxes of $0.1 million.
For the three months ended March 31, 2025, net cash used in financing activities was $0.4 million, primarily due to the payment of issuance costs of $1.9 million, offset by CIRM Grant received of $1.5 million.
Funding Requirements
We concluded that substantial doubt continued to exist and that our cash and cash equivalents of $8.9 million as of March 31, 2026, were not sufficient for us to continue as a going concern for at least one year from the issuance date of the condensed consolidated financial statements. Based on our current operating plan and existing unrestricted cash and cash equivalents, we have determined that we may not be able to maintain current operations starting as early as the second quarter of 2026. As discussed in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 15— Subsequent Events”, we entered into a securities purchase agreement in April 2026 pursuant to which we expect to receive gross proceeds of $10.0 million in May 2026 upon the closing of the initial tranche of senior secured convertible notes, subject to the satisfaction of specified closing conditions. Assuming receipt of such funding, we currently expect to be able to maintain operations into the third quarter of 2026. Additional funds will be necessary to maintain current operations and to continue research and development activities. Our continued existence is dependent upon management’s ability to raise capital, collect amounts owed to us under existing agreements and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing our business, raising capital and collecting amounts owed to us under existing agreements, there can be no assurance that our efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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
Contractual Obligations and Commitments
We entered into the Alameda Lease Amendment, which reduced the leased premises and corresponding future lease payments. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details on our lease and sublease obligations.
Except as described above, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2026, from those as of December 31, 2025 as reported in our Annual Report.
Off-Balance Sheet Arrangements
For the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.
Critical Accounting Estimates
For three months ended March 31, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in common stock, you should consider carefully the risks in Part I, Item 1A of our fiscal year 2025 Annual Report on Form 10-K, together with the other information contained in the Annual Report, including our financial statements and the related notes appearing in this Quarterly Report. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in this Item 1A below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.
Below we are providing, in supplemental form, new risk factors as well as material changes to our risk factors from those previously disclosed in Part I, Item 1A of our fiscal year 2025 Annual Report on Form 10-K. Our risk factors disclosed in Part I, Item 1A of our fiscal year 2025 Annual Report on Form 10-K provide additional discussion about these supplemental risks.
Risks Related to our Notes Financing
We have entered an agreement to incur indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.
In April 2026, we, together with two of our subsidiaries, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with one accredited investor affiliated with our largest stockholder, pursuant to which our wholly owned subsidiary, Senti Holdings, Inc. (“Senti Holdings”), agreed to issue and sell in a private placement up to $40.0 million in aggregate principal amount of its Senior Secured Convertible Notes (the “Notes”) in up to two tranches, subject to the satisfaction of certain specified closing conditions. Upon issuance, the Notes may be converted for shares of Senti Holdings common stock or, subject to stockholder approval, exchanged for shares of our common stock, in each case, initially at a price of $0.6261 per share, which is subject to customary adjustments upon the occurrence of events specified in the Notes. We expect the first tranche of $10.0 million of Notes to be issued in May 2026, subject to the satisfaction of certain specified closing conditions. However, there can be no assurance that any tranche of Notes will be issued on the timeline we expect or at all.
Upon issuance of the Notes, our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make pay the principal of the Notes when they mature and, if required, interest on the Notes;
•limit our flexibility to plan for, or react to, changes in our business and industry;

•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
If issued, the Notes will be Senti Holdings’ senior, secured indebtedness and are to be guaranteed by us and all our direct and indirect subsidiaries (other than Senti Holdings) pursuant to a guarantee in favor of the holder of the Notes. The Notes will be secured by a first priority lien, subject to certain permitted liens, in all of the current and future assets of Senti Holdings, of ours and of all direct and indirect subsidiaries of Senti Holdings, subject to certain customary exclusions. In certain circumstances, the holder of the Notes may be entitled to foreclose on the loan, and such foreclosure would be expected to result in a material, adverse effect on our business, results of operation, liquidity and prospects.
In addition, the terms of the Notes and the Securities Purchase Agreement limit our ability to raise equity capital. We may experience a material adverse affect on our business to the extent we are unable to access available equity capital due to such limitations.
Servicing our Notes may require a significant amount of cash. We may not have sufficient cash flow from our business to pay such debt, and we may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, which could adversely affect our business and results of operations.

The Notes will not bear any interest unless an event of default has occurred. If issued, the Notes will have a maturity date (the “Maturity Date”) on the date that is the first business day immediately following the date that is six months after the closing date of the Initial Notes. On the Maturity Date, if the Notes have not previously been converted or exchanged, Senti Holdings is required to pay an amount in cash equal to 200% of all outstanding principal and accrued and unpaid interest. Under certain circumstances, we may force the conversion or exchange of the Notes into shares of common stock prior to their maturity.
Our ability to make scheduled payments of the principal of, and, if applicable, to pay interest on, any Notes we may issue, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business is not expected to generate cash flow from operations sufficient to service our indebtedness and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to repay or refinance the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Further, the Notes contain several customary events of default. In the case of events of default that relate to bankruptcy, the Company is required to redeem the Notes in cash, and in the case of other events of default, the Holders may require the Company to redeem their Notes in cash. The redemption price is the greater of (i) 200% of the outstanding principal amount of the Notes and (ii) the product of (x) the principal amount being redeemed and (y) the quotient obtained by dividing the greatest closing sale price of the Issuer common stock during the event of default by the lowest exchange price during such period. However, we may not have enough available cash, or be able to obtain sufficient financing, at the time we are required to redeem the Notes.
Exchange of the Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
Assuming the Notes are issued, the exchange of some or all of the Notes will dilute the ownership interests of stockholders as shares of our common stock are delivered upon such exchange. The Notes will be exchangeable at the option of their holders prior to their scheduled terms. Any sales in the public market of the common stock issuable upon such exchange could materially and adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the exchange of the

Notes could be used to satisfy short positions, or anticipated exchange of the Notes into shares of our common stock could depress the price of our common stock.
In addition, assuming the Notes are issued, the conversion of some or all of the Notes into shares of Senti Holdings will dilute our ownership interests in Senti Holdings, the holding entity of our operating business Senti Biosciences, Inc. In the event that the maximum amount of Notes are sold under the Securities Purchase Agreement and such Notes are subsequently converted into equity of Senti Holdings, the Note holders would own more than a majority of the equity of Senti Holdings.
Moreover, issuances of our common stock at a price below the conversion/exchange price then in effect would result in full-ratchet anti-dilution adjustments under the terms of the Notes. Such issuances would therefore result in additional dilution to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Executive Officer Trading Arrangements
During three months ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Amendment No.1 to the Research and Development and Laboratory Lease Agreement, by and between 1430 Harbor Bay Pkwy LLC and Senti Biosciences, Inc.
10.2*	Amendment No.1 to the Sublease Agreement by and between Senti Biosciences, Inc. and GeneFab, LLC.
10.3*	Amendment No.1 to the Landlord’s Consent to Subleasse, by and between 1430 Harbor Bay Pkwy LLC, Senti Biosciences, Inc. and GeneFab LLC.
10.4*	Letter Agreement by and between Senti Biosciences, Inc. and GeneFab LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
___________________

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 14th day of May, 2026.

Date: May 14, 2026	SENTI BIOSCIENCES HOLDINGS, INC.

	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
		Name:	Jay Cross
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)