Form 10-Q
period 2026-06-30
Senti Biosciences Holdings, Inc.
filed 2026-08-14
CIK 1854270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026 there were 31,144,754 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SENTI BIOSCIENCES HOLDINGS, INC.
i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,463	$16,420
Accounts receivable	—	323
GeneFab receivable - related party	557	1,272
GeneFab prepaid expenses - related party	4,932	3,604
Prepaid expenses and other current assets	1,055	1,655
Total current assets	13,007	23,274
Restricted cash	1,426	3,528
Property and equipment, net	11,433	12,886
Operating lease right-of-use assets	7,239	11,516
Other non-current assets	—	19
TOTAL ASSETS	$33,105	$51,223
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,248	$2,943
Accrued expenses and other current liabilities	4,082	5,354
Convertible notes - related party	3,993	—
Operating lease liabilities, current	3,492	5,330
GeneFab sublease deferred income - related party	1,939	304
Deferred revenue - related party	11	43
Total current liabilities	15,765	13,974
Operating lease liabilities, non-current	12,741	23,561
Other non-current liabilities	8,000	8,099
TOTAL LIABILITIES	36,506	45,634
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 500,000,000 shares authorized as of both June 30, 2026 and December 31, 2025; 31,144,754 and 30,879,355 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	372,139	364,158
Accumulated deficit	(375,543)	(358,572)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,401)	5,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,105	$51,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue - related party	$17	$—	$33	$—
Operating expenses:
Research and development (including related party costs of $3,516 and $3,586 for the three months ended June 30, 2026 and 2025, respectively, and $3,798 and $7,656 for the six months ended June 30, 2026 and 2025, respectively)	7,767	10,029	13,048	19,310
General and administrative	6,739	6,769	12,972	13,885
Gain on lease modification	—	—	(6,882)	—
Total operating expenses	14,506	16,798	19,138	33,195
Loss from operations	(14,489)	(16,798)	(19,105)	(33,195)
Other income:
Interest income	55	270	156	664
GeneFab sublease income - related party	996	1,586	1,076	3,299
Change in fair value of convertible notes - related party	271	—	271	—
Other income, net	417	209	631	387
Total other income	1,739	2,065	2,134	4,350
Net loss	$(12,750)	$(14,733)	$(16,971)	$(28,845)
Comprehensive loss	$(12,750)	$(14,733)	$(16,971)	$(28,845)
Basic and diluted net loss per share	$(0.41)	$(0.56)	$(0.55)	$(1.59)
Basic and diluted weighted-average number of shares used in computing net loss per share	31,144,754	26,081,273	31,058,642	18,091,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	30,879,355	$3	$364,158	$(358,572)	$5,589
Issuance of common stock for vesting of restricted stock units	—	—	387,254	—	—	—	—
Net settlement of restricted stock units for employee taxes	—	—	(121,855)	—	(118)	—	(118)
Stock-based compensation	—	—	—	—	1,315	—	1,315
Net loss	—	—	—	—	—	(4,221)	(4,221)
Balance at March 31, 2026	—	—	31,144,754	3	$365,355	(362,793)	2,565
Capital contribution from related party	—	—	—	—	5,736	—	5,736
Stock-based compensation	—	—	—	—	1,048	—	1,048
Net loss	—	—	—	—	—	(12,750)	(12,750)
Balance at June 30, 2026	—	$—	31,144,754	$3	$372,139	$(375,543)	$(3,401)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	21,157	$25,106	4,829,035	$1	$322,782	$(297,134)	$25,649
Conversion of Series A redeemable convertible preferred stock to common stock	(21,157)	(25,106)	21,157,000	2	25,104	—	25,106
Issuance of common stock for vesting of restricted stock units	—	—	17,909	—	—	—	—
Vesting of early exercise of common stock options	—	—	422	—	12	—	12
Stock-based compensation	—	—	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	(14,112)	(14,112)
Balance at March 31, 2025	—	—	26,004,366	3	349,102	(311,246)	37,859
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	155,840	—	—	—	—
Stock-based compensation	—	—	—	—	1,526	—	1,526
Net loss	—	—	—	—	—	(14,733)	(14,733)
Balance at June 30, 2025	—	$—	26,160,206	$3	$350,628	$(325,979)	$24,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,971)	$(28,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,363	2,730
Depreciation	1,355	1,840
Gain on lease modification	(6,762)	—
Gain on change in fair value of convertible notes - related party	(271)	—
Convertible note issuance costs included in net loss - related party	300	—
Other non-cash charges	52	39
Changes in operating assets and liabilities:
Accounts receivable	323	(9)
GeneFab receivable - related party	715	(1,878)
GeneFab prepaid expenses - related party	(1,328)	1,156
Prepaid expenses and other assets	619	614
Operating lease right-of-use assets	1,032	1,104
Accounts payable	(670)	(180)
Accrued expenses and other current liabilities	(1,272)	(1,167)
Operating lease liabilities	(2,719)	(2,227)
GeneFab sublease deferred income - related party	1,635	(300)
Deferred revenue - related party	(32)	—
Other non-current liabilities	(99)	—
Net cash used in operating activities	(21,730)	(27,123)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	114	12
Purchases of property and equipment	—	(196)
Net cash provided by (used in) investing activities	114	(184)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes - related party	9,700	—
Payment of issuance costs	(25)	(2,457)
Taxes paid related to net settlement of stock awards	(118)	—
Proceeds from CIRM Grant	—	2,520
Proceeds from issuance of common stock related to ATM, net of commissions	—	534
Net cash provided by financing activities	9,557	597
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12,059)	(26,710)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	19,948	51,815
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$7,889	$25,105

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:

	Six Months Ended June 30,
	2026	2025
Capital contribution from related party upon initial recognition of convertible notes at fair value - related party	$5,736	$—
Unpaid issuance costs	$340	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTI BIOSCIENCES HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Description of Business
Senti Biosciences Holdings, Inc., together with its subsidiaries (the “Company” or “Senti”), is a clinical-stage biotechnology company developing next-generation cell and gene therapies engineered with its gene circuit platform technologies for patients living with incurable diseases. Senti’s mission is to create a new generation of smarter therapies that can outsmart complex diseases using novel and unprecedented approaches. Senti has built a synthetic biology platform that enables it to program next-generation cell and gene therapies with gene circuits. These gene circuits, which are created from novel and proprietary combinations of DNA sequences, reprogram cells with biological logic to sense inputs, compute decisions and respond to their cellular environments. The Company is headquartered in South San Francisco, California.
Holding Company Reorganization
On April 24, 2026, Senti Biosciences, Inc., a Delaware corporation (“Former Senti”), implemented a holding company reorganization (the “Reorganization”) pursuant to an Agreement and Plan of Merger, dated as of April 24, 2026, among Former Senti, the Company and Senti Biosciences Merger Sub, Inc. (the “Reorganization Merger Agreement”). Senti Biosciences Merger Sub, Inc., a Delaware corporation (“Reorganization Merger Sub”), was a direct, wholly owned subsidiary of Senti Holdings, Inc. (“Senti Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company.
Pursuant to the terms of the Reorganization Merger Agreement, Reorganization Merger Sub merged with and into Former Senti, with Former Senti continuing as the surviving corporation and a direct, wholly owned subsidiary of Senti Holdings, which is a direct, wholly owned subsidiary of the Company (the “Reorganization Merger”).
Following the Reorganization Merger, the Company became the successor issuer to Former Senti. Shares of the Company’s common stock continue to trade on The Nasdaq Capital Market under the symbol “SNTI.”
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
The Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, and conducting preclinical and clinical studies and has not realized substantial revenues from its planned principal operations. As of June 30, 2026, the Company has raised aggregate gross proceeds of approximately $378.3 million through the merger in 2022, issuances of common stock, redeemable convertible preferred stock, convertible notes, collaboration arrangements, and governmental grants and loans.
As of June 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $375.5 million and $358.6 million, respectively. The Company’s net losses were $17.0 million and $28.8 million for the six months ended June 30, 2026 and 2025, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its preclinical activities and clinical trials for its product candidates in development.
In May 2026, Senti Holdings issued $10.0 million in aggregate principal amount of senior secured convertible notes. Senti Holdings received gross cash proceeds of $10.0 million and paid a $0.3 million fee to the note holder pursuant to the terms of the Securities Purchase Agreement (as defined in Note 6). While this financing improved

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
the Company’s liquidity, the Company concluded that substantial doubt continued to exist and that the Company’s cash and cash equivalents of $6.5 million as of June 30, 2026, were not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements.
Subsequent to June 30, 2026, the Company entered into the Merger Agreement and related transactions described in Note 16, Subsequent Events. In August 2026, in connection with the Merger Agreement, Senti Holdings issued an aggregate principal amount of $4.0 million of additional senior secured convertible notes pursuant to the terms of the Securities Purchase Agreement and received cash proceeds of approximately $3.9 million. Based on the Company’s current operating plan and existing cash and cash equivalents, the Company has determined that it may not be able to maintain current operations starting as early as the fourth quarter of 2026. Additional funds will be necessary to maintain current operations and to continue research and development activities. The Company’s continued existence is dependent upon management’s ability to raise capital and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing the Company’s business and raising capital, there can be no assurance that the Company’s efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the accrual for research and development expenses, the fair value of the convertible notes - related party, and the determination of the Company’s incremental borrowing rate. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents that are maintained in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. As of June 30, 2026 and December 31, 2025, the Company has not experienced any credit losses in such accounts or investments.
Concentration of Business Risk
The Company is subject to concentrations of business risk arising from its reliance on a limited number of counterparties and arrangements that are critical to its operations. The Company currently depends on GeneFab LLC

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
(“GeneFab”) as its sole contract manufacturer for the clinical-scale production of its product candidates. As a result, the Company’s development activities and timelines are dependent on GeneFab’s continued ability to perform manufacturing services in accordance with contractual requirements. Any disruption in GeneFab’s operations, financial condition, or ability to perform could have a material adverse effect on the Company’s research and development activities and may require the Company to identify and qualify alternative manufacturing vendors, which could result in increased costs and delays in the Company’s clinical trial timelines.
In addition, the Company has business risk concentrated in its real estate lease arrangements. The Company has operating lease obligations under the Alameda Lease (as defined in Note 3), which represents the Company’s most significant lease liability on the condensed consolidated balance sheets as of June 30, 2026. The Company has subleased the Alameda Lease to GeneFab. Accordingly, the Company’s ability to mitigate the cash outflows associated with these lease obligations is dependent on GeneFab’s performance under the sublease arrangements. The Company remains obligated to satisfy its lease commitments to the landlord regardless of the performance of its subtenant.
Convertible Notes - Related Party
During the three months ended June 30, 2026, Senti Holdings issued senior secured convertible notes to a related-party investor. Refer to Note 6. Securities Purchase Agreement and the Notes, for the Company’s accounting policy and additional information regarding the convertible notes.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnotes are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. The December 31, 2025 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual consolidated financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and the related notes included in the Company’s Form 10-K, filed with the SEC on March 27, 2026, which provides a more complete discussion of the Company’s accounting policies and certain other information. Except for the accounting policy related to the Company’s convertible notes - related party described in Note 6. Securities Purchase Agreement and the Notes, there have been no material changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2026, as compared to the significant accounting policies described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2025.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
impact on the Company’s condensed consolidated financial statements other than additional information that will be provided in the footnote disclosure.
In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The guidance is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, and may be applied on either a prospective or retrospective basis. The Company adopted this ASU on January 1, 2026 using the prospective transition method. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance in U.S. GAAP about accounting for government grants received by business entities and clarifies the appropriate accounting in an effort to reduce diversity in practice, and increase consistency of application across business entities. This guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. The Company is currently evaluating the impact of adopting this ASU and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
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
In March 2026, pursuant to the GeneFab Letter Agreement, $3.4 million of past-due rent related to the GeneFab Alameda Sublease was converted into a prepayment for future manufacturing and research activities under the 2024 Amended and Restated DMSA. The Company accounted for the GeneFab Letter Agreement as a recognized subsequent event and reflected the $3.4 million prepayment in its consolidated balance sheet as of December 31, 2025.
In May 2026, the Company made an additional advance payment of $5.1 million to GeneFab for additional work as part of the 2024 Amended and Restated DMSA.
As of June 30, 2026, $4.9 million of these prepayments were remaining to be amortized against future manufacturing and research activities, which were recorded in GeneFab prepaid expenses - related party on the condensed consolidated balance sheets.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
GeneFab Option
On August 7, 2023, GeneFab was granted an option to purchase up to 1,963,344 shares of the Company’s common stock at an exercise price of $10.18670 per share, representing an aggregate exercise price of up to $20.0 million (the “GeneFab Option”). The Company determined that the GeneFab Option was a derivative because certain provisions of the instrument precluded equity classification under ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the GeneFab Option was initially recognized as a liability at its fair value of $9.6 million on August 7, 2023 and was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
In April 2026, in connection with the Securities Purchase Agreement described in Note 6, Securities Purchase Agreement and the Notes, the Company and Celadon entered into a Termination and Release Agreement pursuant to which the GeneFab Option was terminated. Accordingly, no liability related to the GeneFab Option remained outstanding as of June 30, 2026.
Consolidation and Related Party
The Company determined that GeneFab is a variable interest entity since its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. The Company performs a qualitative analysis at each reporting date to determine if it is the primary beneficiary of GeneFab. Based on this assessment, the Company has determined that it does not have the power to direct the activities of GeneFab that most significantly impact GeneFab’s economic performance. Accordingly, the Company has concluded that it is not the primary beneficiary and therefore does not consolidate GeneFab. There were no material changes to the Company’s involvement with GeneFab during the three and six months ended June 30, 2026 that would have resulted in a change to this conclusion.
GeneFab is a related party and the Company reports transactions with GeneFab under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 13. Related Parties for GeneFab related party considerations.
Note 4. Other Financial Statement information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$623	$1,340
Other	288	—
Deposits	144	315
Total prepaid expenses and other current assets	$1,055	$1,655

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Leasehold improvements	$17,748	$17,748
Lab equipment	7,301	7,565
Furniture and fixtures	331	331
Computer equipment and software	299	299
Property and equipment at cost	25,679	25,943
Less: accumulated depreciation	(14,246)	(13,057)
Property and equipment, net	$11,433	$12,886
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Accruals related to:
Employee-related expenses	$1,272	$2,365
Clinical trials	1,312	2,070
Professional and other service fees	990	846
Other current liabilities	508	73
Total accrued expenses and other current liabilities	$4,082	$5,354
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Liabilities associated with CIRM Grant	$8,000	$7,950
Other	—	149
Total other non-current liabilities	$8,000	$8,099
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
Under the terms of the CIRM Grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net commercial revenue of CIRM-funded product candidates or CIRM-funded technology for every $1.0 million of CIRM funding received. These payments would commence upon the first commercial sale of an applicable product and continue for either 10 years from such first commercial sale or until the total royalties paid equal nine times the original CIRM Grant, whichever occurs first. If no CIRM-funded products are commercialized, no royalty

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
or licensing fee payments would be due. As an alternative to revenue sharing, the Company has the option to convert the CIRM Grant to a loan. As of June 30, 2026, the Company has not elected to convert the CIRM Grant to a loan. In the event the Company exercises its right to convert the CIRM Grant to a loan, the Company would be obligated to repay the loan within 10 business days of making such election. Repayment amounts vary dependent upon the phase of clinical development of SENTI-202 at the time of the Company’s election, ranging from 80% to 100% plus interest at 10% plus the 90-day Secured Overnight Financing Rate.
As presented in the table above, the Company received an aggregate of $8.0 million from the CIRM Grant as of both June 30, 2026 and December 31, 2025.
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
As of the modification date on March 17, 2026, the Company accounted for the Alameda Lease Amendment as a lease modification under ASC 842. The revised lease payments were discounted using an incremental borrowing rate determined as of the modification date, which reflected the Company’s estimated collateralized borrowing rate over a term consistent with the remaining lease term and incorporated updated market inputs, including treasury rates. The resulting rate was substantially consistent with the rate used for the original Alameda Lease. As a result of the remeasurement, the lease liability decreased by $9.9 million. The decrease in the lease liability resulted in a corresponding $3.1 million reduction to the right-of-use asset, representing the carrying value of the asset immediately prior to the modification. The remaining amount of $6.8 million, together with a $0.1 million reduction of certain operating expenses associated with the Alameda Lease Amendment, was recognized as a $6.9 million gain in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
The exercise of the renewal options for both of the HQ Lease and Alameda Lease is not recognized as part of the right-of-use assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain.
Operating lease costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$1,020	$1,284	$2,240	$2,572
Variable lease cost (1)	158	269	396	549
Short-term lease cost	15	6	22	12
Total lease cost	$1,193	$1,559	$2,658	$3,133
(1)Variable lease costs consist primarily of common area maintenance charges for the operating leases, which is dependent upon usage.
Supplemental cash flow information related to the leases was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Operating cash flows used for operating leases	$(3,927)	$(3,695)
Supplemental non-cash information
Decrease in operating lease right-of-use assets resulting from lease remeasurement	$3,177	$—
Decrease in operating lease liabilities resulting from lease remeasurement	$9,939	$—
Weighted-average remaining lease terms and discount rates were as follows:

June 30, 2026
Weighted-average remaining lease term (years)	5.3
Weighted-average discount rate	10.3%
As of June 30, 2026, maturities of lease liabilities were as follows:

(in thousands)
2026, for the remainder of the year	$2,742
2027	3,678
2028	3,071
2029	3,163
2030	3,258
2031	3,356
Thereafter	2,276
Total undiscounted lease payments	21,544
Less imputed interest	(5,311)
Total lease liabilities	$16,233
Lessor Accounting
GeneFab Subleases - Related Party
GeneFab Alameda Sublease

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
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
As of June 30, 2026, maturities of the Company’s sublease payments were as follows:

(in thousands)
2026, for the remainder of the year	$1,718
2027	2,991
2028	3,071
2029	3,163
2030	3,258
2031	3,356
Thereafter	2,284
Total undiscounted sublease payments	$19,841

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
A summary of total sublease income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Sublease income - base rent	$1,112	$1,435	$1,199	$2,852
Sublease income - variable	306	359	548	833
Total sublease income	$1,418	$1,794	$1,747	$3,685
Total sublease income breakdown on the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
GeneFab sublease income - related party	$996	$1,586	$1,076	$3,299
Other income, net	422	208	671	386
Total sublease income	$1,418	$1,794	$1,747	$3,685
Note 6. Securities Purchase Agreement and the Notes
Securities Purchase Agreement
On April 27, 2026, the Company, Senti Holdings, and Former Senti entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with one accredited investor (the “Investor”). The Investor is an entity affiliated with Celadon Partners SPV 24 (“Celadon”) and Celadon Partners, which is one of the Company’s related parties and largest stockholder as discussed in Note 13. Related Parties.
Pursuant to the Securities Purchase Agreement, Senti Holdings agreed to issue and sell, and the Investor agreed to purchase, in a private placement up to $40.0 million aggregate principal amount of senior secured convertible notes (the “Notes”), subject to the satisfaction of specified closing conditions.
The first tranche consisted of $10.0 million in aggregate principal amount of the Notes (the “Initial Notes”), which was issued on May 20, 2026. The second tranche may consist of up to $30.0 million aggregate principal amount of additional Notes, subject to the Investor’s election and the satisfaction of specified closing conditions under the Securities Purchase Agreement. See Note 16, Subsequent Events, for additional information with respect to Senti Holdings’ issuance of additional Notes.
Assuming stockholder approval of the Company’s issuance of shares of its common stock underlying the Notes without giving effect to the Exchange Cap (the “Issuance Approval”) is obtained and the Investor immediately exchanges the Initial Notes for shares of the Company’s common stock, Celadon would beneficially own approximately 54.6% of the Company’s outstanding common stock following the exchange of the $10.0 million in aggregate principal amount of Initial Notes.
Initial Notes
On May 20, 2026, Senti Holdings issued the Initial Notes with an aggregate principal amount of $10.0 million and received gross cash proceeds of $10.0 million. In connection with the issuance, the Company paid a $0.3 million fee to the Investor and incurred $0.4 million of third-party issuance costs. The Company recognized the $0.7 million of aggregate issuance costs in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2026.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
The Initial Notes are guaranteed by the Company and all of its direct and indirect subsidiaries, other than Senti Holdings, and are secured by all of the assets of the Company, Senti Holdings and the guarantor subsidiaries, subject to certain customary exceptions.
Initial Notes - Accounting and Fair Value Measurement
The Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) for the Initial Notes to simplify the accounting for the instrument by measuring the Initial Notes in their entirety at fair value rather than separately accounting for their embedded features. Accordingly, the Initial Notes were initially recognized at fair value on May 20, 2026 and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. The Company estimated the fair value of the Initial Notes in accordance with ASC 820, Fair Value Measurement (“ASC 820”), using a probability-weighted expected return method that considered potential conversion, merger and liquidation scenarios. Refer to Note 11. Fair Value Measurements, for additional information regarding the fair value hierarchy classification, significant unobservable inputs and Level 3 rollforward of the Initial Notes.
Upon issuance on May 20, 2026, the fair value of the Initial Notes was $4.3 million. The $5.7 million excess of the $10.0 million gross cash proceeds received over the initial fair value of the Initial Notes was recognized as a capital contribution from a related party in additional paid-in capital due to the related-party nature of the transaction. As of June 30, 2026, the fair value of the Initial Notes was $4.0 million and was recorded as convertible notes - related party on the condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized a gain of $0.3 million from the change in fair value of the Initial Notes in other income, net in the condensed consolidated statements of operations and comprehensive loss.
Terms of the Notes
The Notes constitute senior secured indebtedness of Senti Holdings. The Company and each of its direct and indirect subsidiaries, other than Senti Holdings, guarantee the Notes pursuant to a guarantee in favor of the holders of the Notes (the “Holders”). The Notes are secured by a first-priority lien on substantially all current and future assets of Senti Holdings, as issuer, and the Company and the other guarantor subsidiaries, subject to permitted liens and customary exclusions.
The Notes do not bear interest unless an event of default occurs. The Notes mature on November 23, 2026 (the “Maturity Date”). A Holder may extend the Maturity Date (i) if an event of default, or an event that would result in an event of default with the passage of time or failure to cure, is continuing on the Maturity Date or (ii) through the date that is ten business days after the consummation of a change of control that has been publicly announced or of which the Holder received notice pursuant to the Notes. If the Notes have not previously been converted or exchanged, Senti Holdings is required to pay each Holder on the Maturity Date an amount in cash equal to 200% of the outstanding principal amount of its Notes and any accrued and unpaid interest.
A Holder may convert its Notes into shares of Senti Holdings’ common stock at an initial conversion price of $0.6261 per share (the “Conversion Price”), subject to adjustments upon the occurrence of certain events specified in the Notes. If Celadon, for so long as it continues to hold the Notes, together with the holders of Notes representing at least a majority of the aggregate principal amount of the Notes then outstanding (the “Required Holders”), delivers a notice to convert at least a majority of the aggregate principal amount of the Notes then outstanding, or if the Company consummates the potential contingent value rights transaction as contemplated by the Merger Agreement described in Note 16, Subsequent Events below (the “CVR Transaction”), Senti Holdings has the right to require the conversion of all remaining outstanding Notes.
The Notes may also be exchanged for shares of the Company’s common stock at an initial exchange price of $0.6261 per share (the “Exchange Price”), subject to adjustments upon the occurrence of certain events specified in the Notes. Following receipt of stockholder approval to issue shares of the Company’s common stock upon exchange of the Notes in excess of the Exchange Cap described below (the “Issuance Approval”), if the Required Holders exchange at least a majority of the aggregate principal amount of the Notes then outstanding, or if the

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Company consummates the CVR Transaction, the Company has the right, but not the obligation, to require the exchange of all remaining outstanding Notes.
A Holder may elect to have exchanges of its Notes subject to a beneficial ownership limitation of up to 19.99%. The selected beneficial ownership limitation may be increased or decreased upon 61 days’ prior notice. In addition, prior to receipt of the Issuance Approval, the Company is not obligated to issue shares of its common stock upon exchange of the Notes in excess of 19.99% of the shares of the Company’s common stock outstanding as of the date of the Securities Purchase Agreement (the “Exchange Cap”). If the Company fails to timely deliver shares of its common stock upon an exchange, the applicable Holder may have certain buy-in rights under the Notes.
The Conversion Price and Exchange Price are each subject to full-ratchet anti-dilution adjustments upon certain issuances of common stock at a price below the then-effective Conversion Price or Exchange Price. Upon such an issuance, the applicable Conversion Price or Exchange Price will generally be reduced to the price per share of the dilutive issuance.
The Notes contain customary affirmative and negative covenants, including limitations on the incurrence of indebtedness and liens, restricted payments, asset transfers and changes in the Company’s business.
The Notes also contain customary events of default. Upon certain bankruptcy-related events of default, Senti Holdings is required to redeem the Notes in cash at the applicable redemption price described below. Upon other events of default, the Holders may require Senti Holdings to redeem their Notes in cash at such redemption price. The redemption price is the greater of (i) 200% of the outstanding principal amount of the Notes and (ii) an amount determined based on the principal amount being redeemed, the highest closing sale price of the Company’s common stock during the applicable event-of-default period and the lowest Exchange Price during such period. While an event of default is continuing, interest accrues on the Notes at an annual rate of 12.0%.
Registration Rights Agreement
On May 20, 2026, in connection with the issuance of the Initial Notes, the Company and Former Senti entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company, as soon as reasonably practicable following an issuance of Notes, but no later than 30 days after such issuance, to file one or more resale registration statements on Form S-3, or another appropriate form if Form S-3 is unavailable, covering the resale by the Investor of the shares of the Company’s common stock issuable upon exchange of the Notes (the “Registrable Shares”). The Company filed such registration statement on Form S-3 on June 18, 2026.
The Company is required to use commercially reasonable efforts to cause each resale registration statement to become effective as soon as practicable, but no later than the earlier of (i) the 75th calendar day following the filing date if the SEC notifies the Company that it will review the registration statement and (ii) the fifth business day after the date on which the Company is notified that the registration statement will not be reviewed or will not be subject to further review. The Company is also required to use commercially reasonable efforts to keep each registration statement effective until all Registrable Shares covered by the registration statement have been resold or no Registrable Shares remain.
Voting Agreement
Pursuant to the Securities Purchase Agreement, the Company agreed to seek stockholder approval of (i) the potential CVR Transaction and (ii) the issuance of shares of the Company’s common stock upon exchange of the Notes in excess of the Exchange Cap.
On May 20, 2026, in connection with the issuance of the Initial Notes, the Company entered into a voting agreement with certain directors and executive officers of the Company and Celadon (the “Voting Agreement”). Pursuant to the Voting Agreement, the parties agreed to vote all shares of the Company’s common stock held by

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
them in favor of the applicable stockholder proposals. See Note 16. Subsequent Events, for information regarding the stockholder meeting at which such proposals will be considered.
Note 7. Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Through June 30, 2026, no cash dividends have been declared or paid.
Capital Contribution from Related Party
In connection with the issuance of the Initial Notes on May 20, 2026, the Company recognized a $5.7 million capital contribution from a related party in additional paid-in capital. Refer to Note 6, Securities Purchase Agreement and the Notes, and Note 13, Related Parties, for additional information.
2025 ATM Agreement
On March 20, 2025, the Company entered into a Sales Agreement (the “2025 ATM Agreement”) with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, up to a maximum aggregate offering price of $17.5 million of its common stock through Leerink Partners as its sales agent. Under the 2025 ATM Agreement, the Company is not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company pays Leerink Partners a commission equal to 3.0% of the gross proceeds of any shares of common stock sold, and has agreed to reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. For the three and six months ended June 30, 2026, no shares had been issued under the 2025 ATM Agreement. Through June 30, 2026, the Company sold 4,833,477 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.38 per share, resulting in gross proceeds of $11.5 million and net proceeds of $10.6 million after sales agent commissions and offering costs. For the six months ended June 30, 2025, the Company sold 155,840 shares of common stock under the 2025 ATM Agreement at a weighted average price of $3.53 per share, resulting in gross proceeds of $0.6 million and net proceeds of zero after sales agent commissions and offering costs.
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
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
The Company had no convertible preferred stock authorized or outstanding as of June 30, 2026 and December 31, 2025.
The Company had reserved shares of its common stock for future issuance as follows:

	June 30,	December 31,
	2026	2025
Stock options issued and outstanding	4,640,722	4,863,455
Restricted stock units outstanding	647,725	1,101,825
Common stock shares available for future issuance under equity plans	4,539,338	2,583,937
Common stock shares available for future issuance under the 2022 Employee Stock Purchase Plan (the “ESPP”)	436,474	127,681
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500
Common stock reserved for issuance upon exchange of the Initial Notes	23,957,835	—
GeneFab Option	—	1,963,344
Total	65,957,594	42,375,742
Note 8. Stock-based Compensation
2022 Equity Incentive Plan (the “2022 EIP”)
On January 1, 2026, the number of shares of common stock reserved for issuance under the 2022 EIP increased by 1,543,967 shares. As of June 30, 2026, the total number of shares of common stock available for issuance under the 2022 Plan is 2,398,620.
2022 Inducement Plan (the “2022 IN”)
As of June 30, 2026, the total number of shares of common stock available for issuance under the 2022 Inducement Plan is 2,140,718.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
2022 Employee Stock Purchase Plan (the “2022 ESPP”)
On January 1, 2026, the number of shares of common stock reserved for issuance under the 2022 ESPP increased by 308,793 shares. As of June 30, 2026, the total number of shares of common stock available for issuance under the ESPP is 436,474.
Stock-based Compensation
Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$770	$1,296	$1,867	$2,315
Research and development	278	230	496	415
Total stock-based compensation	$1,048	$1,526	$2,363	$2,730
Note 9. Net Loss Per Share
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Basic and diluted net loss per share:
Numerator:
Net loss, basic and diluted	$(12,750)	$(14,733)	$(16,971)	$(28,845)
Denominator:
Weighted-average shares outstanding, basic and diluted	31,144,754	26,081,273	31,058,642	18,091,478
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.56)	$(0.55)	$(1.59)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options issued and outstanding	4,640,722	4,417,157	4,640,722	4,417,157
Restricted stock units outstanding	647,725	1,097,209	647,725	1,097,209
Warrants to purchase common stock issued in connection with Series A redeemable convertible preferred stock	31,735,500	31,735,500	31,735,500	31,735,500
Shares of common stock issuable upon exchange of the Initial Notes	15,971,890	—	15,971,890	—
GeneFab Option	—	1,963,344	—	1,963,344
Total	52,995,837	39,213,210	52,995,837	39,213,210

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Note 10. Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of the cash, cash equivalents and restricted cash:

	June 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$6,463	$16,420
Restricted cash (1)	1,426	3,528
Total	$7,889	$19,948
(1)As of June 30, 2026, restricted cash balance primarily consisted of a letter of credit for the Alameda Lease of $0.9 million, and a letter of credit for the HQ Lease of $0.5 million. As of December 31, 2025, restricted cash balance primarily consisted of a letter of credit for the Alameda Lease of $2.9 million, and a letter of credit for the HQ Lease of $0.5 million.
The following table is a summary of the Company’s cash equivalents and restricted cash:

	June 30, 2026
(in thousands)	Amortized Cost	Fair Value
Money market funds	$6,517	$6,517
Classified as:
Cash equivalents		$5,091
Restricted cash		$1,426

	December 31, 2025
(in thousands)	Amortized Cost	Fair Value
Money market funds	$18,189	$18,189
Classified as:
Cash equivalents		$14,661
Restricted cash		$3,528
As of June 30, 2026 and December 31, 2025, all of the Company’s cash equivalents and restricted cash were in money market funds and no allowance for credit loss was recorded.
Note 11. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy. No securities have contractual maturities of longer than one year. There were no transfers between Levels 1, 2, or 3 for any of the periods presented.

	June 30, 2026
(in thousands)	Fair Value	Level 1	Level 3
Assets
Money market funds	$6,517	$6,517	$—
Total assets measured at fair value	$6,517	$6,517	$—

Liabilities
Convertible notes - related party	$3,993	$—	$3,993
Total liabilities measured at fair value	$3,993	$—	$3,993

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)

	December 31, 2025
(in thousands)	Fair Value	Level 1
Assets
Money market funds	$18,189	$18,189
Total assets measured at fair value	$18,189	$18,189

Liabilities Classified as Level 3
Convertible notes - related party
The fair value of the convertible notes - related party is based on significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. The Company estimated the fair value of the convertible notes - related party using a probability-weighted expected return method that considered potential conversion, merger and liquidation scenarios.
Significant inputs used in the valuation as of May 20, 2026 and June 30, 2026 included the probability assigned to each scenario and the estimated value of the contingent value rights expected to be issued in connection with the potential merger transaction. Changes in these assumptions could materially affect the estimated fair value of the convertible notes - related party. Because the scenario probabilities are interrelated and must total 100%, a change in the probability assigned to one scenario results in a corresponding change in the probabilities assigned to one or more of the other scenarios. The estimated fair value would generally increase with a higher probability assigned to the conversion scenario or a higher estimated CVR value and decrease with a higher probability assigned to the liquidation scenario. The effect of a change in the probability assigned to the merger scenario depends on the corresponding changes in the probabilities assigned to the conversion and liquidation scenarios.
The following table presents the significant unobservable inputs used in estimating the fair value of the Initial Notes upon initial recognition and as of June 30, 2026:

	June 30,	May 20,
	2026	2026
Probability of conversion scenario	10.0%	15.0%
Probability of merger scenario	70.0%	60.0%
Probability of liquidation scenario	20.0%	25.0%
Estimated conversion date	11/23/2026	11/23/2026
Estimated merger date	7/31/2026	7/31/2026
Estimated liquidation date	11/23/2026	11/23/2026
The following table summarizes the changes in the fair value of the Company’s convertible notes - related party:

(in thousands)	Convertible Notes - Related Party
Initial recognition at fair value at May 20, 2026	$4,264
Gain from change in fair value (1)	(271)
Fair value at June 30, 2026	$3,993
(1)The gain from the change in fair value was included in “change in fair value of convertible notes—related party” in other income, net in the condensed consolidated statements of operations and comprehensive loss.

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
Note 12. Income Tax
The Company’s income tax provision was zero for each of the three and six months ended June 30, 2026 and 2025. While the Company is subject to federal and state income taxes in various jurisdictions, due to cumulative losses the Company’s current income tax liability is zero and deferred tax assets generated from the Company’s net operating losses have been subject to a full valuation allowance, as the Company believes it is not more likely than not that the benefit will be realized due to the Company’s losses generated to date.
Note 13. Related Parties
NEA
New Enterprise Associates, Inc. (“NEA”) beneficially owned 12.1% and 12.2% of the Company’s outstanding common stock as of June 30, 2026 and December 31, 2025, respectively. NEA held one of the eight seats on the Board of Directors as of June 30, 2026 and December 31, 2025. As part of the private placement in December 2024 (Note 7), NEA is also entitled to designate one additional director to the Board of Directors.
Celadon Partners, LLC
Celadon Partners beneficially owned 31.4% and 31.7% of the Company’s outstanding common stock as of June 30, 2026 and December 31, 2025, respectively, and is considered a related party to the Company. In addition, an affiliate of Celadon Partners holds the Initial Notes. Assuming the Initial Notes were converted in full for shares of the Company’s common stock, Celadon Partners and its affiliates would beneficially own approximately 54.6% of the Company’s common stock as of June 30, 2026, on an as-converted basis.
Celadon Partners is the parent company of Valere Bio, of which GeneFab is a wholly-owned subsidiary. As part of the private placement in December 2024 (Note 7), Donald Tang, a founder and manager of Celadon, was appointed to the Board of Directors. Celadon Partners also was entitled to designate two additional directors to the Board of Directors, which were filled upon Feng Hsiung and Bryan Baum being appointed in March 2025 and July 2025, respectively. As of June 30, 2026, Celadon Partners held three of the eight seats on the Board of Directors.
As discussed in Note 6, Securities Purchase Agreement and the Notes, Senti Holdings issued to CPIF II-7 Limited, an affiliate of Celadon Partners, the Initial Notes with an aggregate principal amount of $10.0 million. The Company received gross cash proceeds of $10.0 million and paid a $0.3 million fee to the Holder on May 20, 2026. Upon issuance, the Initial Notes were recognized at a fair value of $4.3 million, and the $5.7 million excess of the gross cash proceeds received over the initial fair value of the Initial Notes was recognized as a capital contribution from a related party in additional paid-in capital.
As of June 30, 2026, the fair value of the convertible notes - related party was $4.0 million on the condensed consolidated balance sheets. For each of the three and six months ended June 30, 2026, the Company recognized a gain of $0.3 million related to changes in the fair value of the convertible notes - related party. Refer to Note 6, Securities Purchase Agreement and the Notes and Note 11. Fair Value Measurements for additional information.
Subsequent to June 30, 2026, the Company entered into a merger agreement involving an entity affiliated with Celadon Partners and issued additional Notes to CPIF II-7 Limited. Refer to Note 16, Subsequent Events, for additional information.
Bayer Healthcare LLC
Bayer Healthcare, LLC (“Bayer”) beneficially owned 9.0% and 19.9% of the Company’s outstanding common stock as of June 30, 2026 and December 31, 2025, respectively, and is considered a related party to the Company.
Bayer is the parent company of BlueRock Therapeutics LP (“BlueRock”). The Company and BlueRock entered a collaboration and option agreement (“BlueRock Agreement”) in May 2021, pursuant to which the Company and BlueRock, on a program-by-collaboration program basis, collaborate in many aspects for the development of certain

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
therapy products. The Company was responsible for up to $10 million in costs and expenses incurred in connection with the research plan and related activities to be conducted over a three-year research term. The Company completed the initial research plan and related activities in May 2024. If the Company and BlueRock agree to add new research activities to the research plan, then BlueRock will be obligated to reimburse the Company for the costs and expenses incurred. As of June 30, 2026, Bayer has not exercised its option for a license.
For the three and six months ended June 30, 2026, the Company recognized collaboration revenue with Bayer of less than $0.1 million in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, deferred revenue with Bayer of less than $0.1 million was recorded in the condensed consolidated balance sheets. These amounts relate to an option exercise period extension fee under the BlueRock Agreement.
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
As of June 30, 2026, GeneFab subleased the facility included in the Alameda lease from the Company.
As of June 30, 2026, GeneFab subleased from the Company the facility subject to the Alameda lease. As of June 30, 2026 and December 31, 2025, the Company had no sublease income receivable and $0.8 million of sublease income receivable, respectively, recorded in GeneFab receivable - related party on the condensed consolidated balance sheets. Refer to Note 5. Operating Leases for the sublease discussion.
The Company incurred certain costs on behalf of GeneFab under a transition services agreement, and reimbursement of such costs was due from GeneFab. As of June 30, 2026 and December 31, 2025, the Company recorded $0.6 million and $0.5 million, respectively, in GeneFab receivable - related party on the condensed consolidated balance sheets. The Company’s research and development expenses under the services agreement were $3.5 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $3.8 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 3. GeneFab Transaction.
Note 14. Commitments and Contingencies
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

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
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
Note 15. Segment Reporting
The Company views operations and manages the business as one operating and reportable segment, which is the research and development of the Company’s gene circuit platform. The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, manages and allocates resources on a consolidated basis.
As of June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents were $6.5 million and $16.4 million, respectively.
A summary of the segment loss, including significant expenses, was as noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Collaboration revenue - related party	$17	$—	$33	$—
Operating expenses:
Research and development:
External services and supplies	4,877	6,317	7,113	12,514
Personnel-related expenses, including stock-based compensation	1,699	2,176	3,514	3,920
Facilities and other	990	1,311	2,001	2,427
General and administrative:
Personnel-related expenses, including stock-based compensation	2,361	3,184	5,055	5,769
Facilities and other	1,023	1,597	2,580	3,233
External services and supplies	2,889	1,298	4,402	3,492
Depreciation and amortization	667	915	1,355	1,840
Gain on lease modification	—	—	(6,882)	—
Total operating expenses	14,506	16,798	19,138	33,195
Loss from operations	(14,489)	(16,798)	(19,105)	(33,195)
Interest income	55	270	156	664
Sublease income	1,418	1,794	1,747	3,685
Change in fair value of convertible notes - related party	271	—	271	—
Other income (expense), net	(5)	1	(40)	1
Net loss	$(12,750)	$(14,733)	$(16,971)	$(28,845)
Note 16. Subsequent Events
On July 14, 2026, the Company entered into an agreement with a private affiliate of its largest stockholder, Celadon Partners, under which that affiliate would acquire substantially all of the Company’s existing business and pipeline through a merger transaction. Following the transaction, the Company is expected to remain a public company with a significantly streamlined operating structure, retaining certain intellectual property, collaborations and early-stage programs focused on its Regulator Dial™ technology platform while the remaining business will merge into the private company. Company stockholders, as well as certain holders of equity awards and warrants, will, upon closing of the transaction, have the right to receive certain contingent value rights that may provide future

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
cash payments if specified development, regulatory and commercial milestones for SENTI-202 are achieved. The transaction is subject to stockholder approval and other customary closing conditions. See below for more detailed information about the transactions.
Merger Agreement
On July 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celadon Partners SPV 35 Limited (“Parent”), Senti Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), Senti Holdings, Inc., a wholly owned subsidiary of the Company (“Midco”), and Senti Biosciences, Inc., a wholly owned subsidiary of Midco (“Opco”). Parent is an affiliate of Celadon Partners, the Company’s largest stockholder and a related party.
Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Midco, with Midco continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, Parent will acquire substantially all of the Company’s existing business and pipeline held through Midco and Opco. The Company is expected to remain a publicly traded company and retain certain intellectual property, contracts and early-stage development programs, including the Company’s program seeking a treatment for Rett Syndrome utilizing the Company’s Regulator Dial™ technology (the “Rett Syndrome program”) and the Company’s platform of Regulator Dial-enabled armored tumor-infiltrating lymphocyte therapies (the “TIL program”). Opco will license or assign to the Company all intellectual property and contracts needed for the Company to advance the Rett Syndrome and TIL programs. The Company is also expected to retain a modest amount of cash to fund initial development activities and ongoing public company costs. The Merger Agreement also contains customary restrictions on the conduct of the Company’s business between signing and closing of the Merger.
The completion of the Merger is subject to (i) the affirmative vote of holders of a majority of the outstanding shares of the Company’s common stock and (ii) the affirmative vote of a majority of the votes cast by holders of shares of the Company’s common stock, other than shares beneficially owned, directly or indirectly, by Parent, Merger Sub or any of their respective affiliates (the “Majority of the Minority Approval”), and the satisfaction or waiver of other customary closing conditions. See Note 6. Securities Purchase Agreement and the Notes, for additional information regarding the Notes and the Exchange Cap. The Merger Agreement contains customary termination provisions and provides that, under certain specified circumstances, the Company may be required to pay Parent a termination fee of $2.5 million.
Contingent Value Rights
In connection with the Merger, the Company’s stockholders and certain holders of the Company’s equity awards and warrants will be entitled to receive contingent value rights (“CVRs”). No cash will be paid to the Company or the holders of the Company’s common stock at the closing of the Merger as consideration for the Merger. The Merger Consideration will consist exclusively of the right to receive contingent cash payments (the “Milestone Payment Amounts”), which right will be distributed to the Company’s stockholders in the form of CVRs. The CVRs will provide their holders with the right to receive a pro rata portion of contingent cash payments of up to $60.0 million in the aggregate (the “Aggregate Payment Cap”) upon the achievement of the following specified milestones relating to SENTI-202, each of which must be achieved on or before the seventh anniversary of the closing of the Merger (the “Milestone Expiration Date”): (i) $10.0 million upon the filing and acceptance (or the passing of the 60-day review period without rejection) of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) for SENTI-202; (ii) $20.0 million upon receipt of FDA approval of such BLA; and (iii) $30.0 million upon the achievement of cumulative worldwide net sales of SENTI-202 in excess of $200.0 million. There can be no assurance that any of the milestones will be achieved or that any payments will be made under the CVRs.
The CVRs will not be evidenced by a certificate or other instrument, will not have voting or dividend rights, and interest will not accrue on any amounts payable on the CVRs. The CVRs will not represent any equity or ownership

SENTI BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements— (Continued)
(Unaudited)
interest in Parent, Midco or any of their affiliates. The CVRs may not be sold, assigned, transferred, pledged or otherwise disposed of, except under certain limited circumstances specified in the CVR Agreement.
Immediately prior to the closing of the Merger, each outstanding stock option and restricted stock unit award of the Company, whether vested or unvested, will become fully vested. Each stock option, restricted stock unit and warrant that is outstanding as of immediately prior to the CVR record date will entitle such holder to receive, upon exercise or settlement thereof, a number of CVRs equal to the number of shares of the Company’s common stock subject to such award, reduced by any applicable withholding taxes, subject to the terms and conditions of the applicable award and the CVR Agreement.
Additional Financing
Under the Securities Purchase Agreement, Senti Holdings is not obligated to issue any additional Notes unless the parties executed, within 30 days of the closing of the Initial Notes, definitive documents for a potential transaction pursuant to which, if consummated, an entity affiliated with Celadon Partners would merge with and into Senti Holdings and Senti Holdings would issue a contingent value right to the Company’s stockholders, which may pay out up to an aggregate of $60.0 million in cash subject to the achievement of certain regulatory and sales milestones with respect to the Company’s product candidate, SENTI-202. The Merger Agreement, which constitutes such definitive document, was executed on July 14, 2026, more than 30 days after the closing of the Initial Notes on May 20, 2026. Notwithstanding the foregoing, pursuant to the Merger Agreement, no later than 21 days from the date of the Merger Agreement (unless Parent and the Company mutually agree in writing to a later date), Parent or an affiliate of Parent was required to fund and purchase additional Notes in accordance with the terms of the Securities Purchase Agreement, in an amount equal to $6.0 million (the “Additional Funding Amount” and the Notes purchased in connection therewith, the “Additional Notes”), minus the aggregate amount of net proceeds actually received by the Company from sales of common stock pursuant to the Company’s existing at-the-market offering facility with Leerink Partners LLC following the date of the Merger Agreement (“Offset ATM Sales”). As of the date of the filing of this Quarterly Report on Form 10-Q, there have been no Offset ATM Sales.
On August 14, 2026, Senti Holdings received net cash proceeds of $3.9 million of the Additional Funding Amount from CPIF II-7 Limited and issued $4.0 million of Additional Notes pursuant to the terms of the Securities Purchase Agreement . As of the date of the filing of this Quarterly Report on Form 10-Q, Parent or an affiliate of Parent is obligated to fund and purchase an additional $2.0 million of Additional Notes in accordance with the terms of the Merger Agreement.
Assuming the Company issues and sells the full $6.0 million of the Additional Notes or $30.0 million in aggregate principal amount of additional Notes to Parent or an affiliate of Parent, the Issuance Approval is obtained and the Investor immediately exchanges all of its Initial Notes and additional Notes for shares of the Company’s common stock, Celadon and its affiliates would beneficially own approximately 62.3% or 77.5%, respectively, of the Company’s outstanding common stock.
The Company evaluated the Merger Agreement and the transactions contemplated therein in accordance with ASC 855, Subsequent Events (“ASC 855”), and determined that they represent nonrecognized subsequent events. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 were not adjusted to reflect the Merger, the related CVRs or the issuance of any additional Notes because completion of the Merger remains subject to stockholder approval and other closing conditions.

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
We have incurred net losses of $17.0 million and $28.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $6.5 million and $16.4 million, respectively, and an accumulated deficit of $375.5 million and $358.6 million, respectively. Net cash flows used in operating activities were $21.7 million and $27.1 million during the six months ended June 30, 2026 and 2025, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future.
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
On March 9, 2026, we entered the GeneFab HQ Sublease Amendment with GeneFab, pursuant to which we accelerated the end of the HQ Lease, effective March 31, 2026. As part of this agreement, GeneFab paid all past-due sublease rent for the GeneFab HQ Sublease and no longer subleases premises under the HQ Lease from us as of June 30, 2026.
On March 17, 2026, we entered into the GeneFab Letter Agreement with GeneFab in connection with the lease and sublease amendments described above. The GeneFab Letter Agreement provides back rent payment of $1.4 million that may be satisfied, in whole or in part, through a cash prepayment credit to be applied toward work or services to be performed by GeneFab for us under the 2024 Amended and Restated DMSA, that we may access such prepayment credit immediately and that any unpaid portion must be paid in immediately available funds by September 1, 2026. The GeneFab Letter Agreement further provides that we may access $2.0 million as a prepayment credit to be applied toward work or services to be performed by GeneFab for us under the 2024 Amended and Restated DMSA beginning September 1, 2026. This prepayment credit represents a portion of the agreed-upon settlement of past-due sublease rent. GeneFab’s failure to perform its obligations with respect to the outstanding rent or the $2.0 million prepayment credit constitutes an immediate event of default under the GeneFab Alameda Sublease Amendment. The GeneFab Letter Agreement terminates automatically once the applicable prepayment credits have been fully applied.
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
Securities Purchase Agreement
On April 27, 2026, we entered into a securities purchase agreement with an accredited investor affiliated with Celadon, pursuant to which our wholly owned subsidiary, Senti Holdings, Inc. may issue up to $40.0 million aggregate principal amount of senior secured convertible notes, subject to specified closing conditions. The initial tranche consists of $10.0 million, with an additional tranche of up to $30.0 million subject to the investor’s election and certain additional conditions. Upon issuance, the Notes may be converted for shares of Senti Holdings’ common stock or, subject to stockholder approval, exchanged for shares of our common stock, in each case, initially at a price of $0.6261 per share, subject to customary adjustments and a full-ratchet anti-dilution adjustment if we issue or sell common stock at a price below the exchange/conversion price then in effect. On May 20, 2026, Senti Holdings issued the Initial Notes with an aggregate principal amount of $10.0 million and received gross cash proceeds of $10.0 million and paid a $0.3 million fee to the Holder. The Company also incurred $0.4 million of third-party issuance costs.
The net proceeds from the transaction are expected to be used for general corporate purposes, including advancing clinical and manufacturing activities for SENTI-202.

Merger Agreement
On July 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celadon Partners SPV 35 Limited (“Parent”), Senti Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), Senti Holdings, Inc., a wholly owned subsidiary of the Company (“Midco”), and Senti Biosciences, Inc., a wholly owned subsidiary of Midco (“Opco”). Parent is an affiliate of Celadon Partners, the Company’s largest stockholder and a related party.
Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Midco, with Midco continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). Upon completion of the Merger, Parent will acquire substantially all of the Company’s existing business and pipeline held through Midco and Opco. The Company is expected to remain a publicly traded company and retain certain intellectual property, contracts and early-stage development programs, including the Rett Syndrome program and the TIL program. Opco will license or assign to the Company all intellectual property and contracts needed for the Company to advance the Rett Syndrome and TIL programs. The Company is also expected to retain a modest amount of cash to fund initial development activities and ongoing public company costs.
The completion of the Merger is subject to (i) the affirmative vote of holders of a majority of the outstanding shares of the Company’s common stock and (ii) the Majority of the Minority Approval, and the satisfaction or waiver of other customary closing conditions. The Merger Agreement contains customary termination provisions and provides that, under certain specified circumstances, the Company may be required to pay Parent a termination fee of $2.5 million.
Contingent Value Rights
In connection with the Merger, the Company’s stockholders and certain holders of the Company’s equity awards and warrants will be entitled to receive contingent value rights (“CVRs”). No cash will be paid to the Company or the holders of our common stock at the closing of the Merger as consideration for the Merger. The Merger Consideration will consist exclusively of the right to receive the Milestone Payment Amounts, which right will be distributed to our stockholders in the form of CVRs. The CVRs will provide their holders with the right to receive a pro rata portion of contingent cash payments of up to $60.0 million in the aggregate (the “Aggregate Payment Cap”) upon the achievement of the following specified milestones relating to SENTI-202, each of which must be achieved on or before the seventh anniversary of the closing of the Merger (the “Milestone Expiration Date”): (i) $10.0 million upon the filing and acceptance (or the passing of the 60-day review period without rejection) of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) for SENTI-202; (ii) $20.0 million upon receipt of FDA approval of such BLA; and (iii) $30.0 million upon the achievement of cumulative worldwide net sales of SENTI-202 in excess of $200.0 million. There can be no assurance that any of the milestones will be achieved or that any payments will be made under the CVRs. The CVRs will not be evidenced by a certificate, will not have voting or dividend rights and may not be transferred except in limited circumstances.
Additional Financing
Under the Securities Purchase Agreement, Senti Holdings is not obligated to issue any additional Notes unless the parties executed, within 30 days of the closing of the Initial Notes, definitive documents for a potential transaction pursuant to which, if consummated, an entity affiliated with Celadon Partners would merge with and into Senti Holdings and Senti Holdings would issue a contingent value right to the Company’s stockholders, which may pay out up to an aggregate of $60.0 million in cash subject to the achievement of certain regulatory and sales milestones with respect to the Company’s product candidate, SENTI-202. The Merger Agreement, which constitutes such definitive document, was executed on July 14, 2026, more than 30 days after the closing of the Initial Notes on May 20, 2026. Notwithstanding the foregoing, pursuant to the Merger Agreement, no later than 21 days from the date of the Merger Agreement (unless Parent and the Company mutually agree in writing to a later date), Parent or an affiliate of Parent was required to fund and purchase additional Notes in accordance with the terms of the

Securities Purchase Agreement, in an amount equal to $6.0 million (the “Additional Funding Amount” and the Notes purchased in connection therewith, the “Additional Notes”), minus the aggregate amount of net proceeds actually received by the Company from sales of common stock pursuant to the Company’s existing at-the-market offering facility with Leerink Partners LLC following the date of the Merger Agreement (“Offset ATM Sales”). As of the date of the filing of this Quarterly Report on Form 10-Q, there have been no Offset ATM Sales.
On August 14, 2026, Senti Holdings received net cash proceeds of $3.9 million of the Additional Funding Amount from CPIF II-7 Limited and issued $4.0 million of Additional Notes pursuant to the terms of the Securities Purchase Agreement. As of the date of the filing of this Quarterly Report on Form 10-Q, Parent or an affiliate of Parent is obligated to fund and purchase an additional $2.0 million of Additional Notes in accordance with the terms of the Merger Agreement.
Components of Results of Operations
Collaboration Revenue - Related Party
We currently have no products approved for sale, and we have never generated any revenue from the sale of any products. For the three and six months ended June 30, 2026, collaboration revenue consisted of an option exercise period extension fee under our Collaboration and Option Agreement (“BlueRock Agreement”) with BlueRock Therapeutics LP (“BlueRock”) and was recognized ratably over the extension period. BlueRock is a related party to us. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 13—Related Parties” in this Report for details.
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
We have not historically tracked internal research and development expenses by program, with the exception of third-party research projects until a product candidate reaches the clinical stage of development. Our internal resources, employees and infrastructure are not directly tied to any one research project or product candidate and are typically deployed across multiple programs. As such, we do not maintain information regarding these costs incurred for these early-stage research and product candidate discovery programs on a project-specific basis. We do not allocate internal research and development costs which include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline because these costs are deployed across multiple programs and our platform, and, as such, are not separately classified.
Our direct external development expenses are tracked on a clinical program-by-clinical program basis and consist primarily of third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities
Research and development expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Direct research and development expenses:
Senti-202	$4,877	$6,317	$7,113	$12,514
Indirect research and development expenses and other costs:
Personnel-related expenses, including stock-based compensation	1,699	2,176	3,514	3,920
Facilities and other	1,191	1,536	2,421	2,876
Total research and development expenses	$7,767	$10,029	$13,048	$19,310
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
General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Personnel-related expenses, including stock-based compensation	$2,361	$3,184	$5,055	$5,769
External services and supplies	2,889	1,298	4,402	3,492
Facilities and other	1,023	1,597	2,580	3,233
Depreciation and amortization	466	690	935	1,391
Total	$6,739	$6,769	$12,972	$13,885
Gain on lease modification
For the six months ended June 30, 2026, gain on lease modification of $6.9 million relates to the Alameda Lease Amendment. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details

Other Income, net
Interest Income
Interest income consists of interest earned on our cash and cash equivalents, and restricted cash held during the year.
GeneFab sublease Income - related party
GeneFab sublease income - related party represents income from our sublease agreement with GeneFab. Amounts are recorded based on our determination of collectability, and the sublease income amounts were deemed probable as of June 30, 2026.
Change in fair value of convertible notes - related party
The Company elected the fair value option under ASC 825 for the Initial Notes. Accordingly, the Initial Notes were initially recognized at fair value on May 20, 2026 and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 11—Fair Value Measurements” in this Report for details.
Other income, net
Other income, net primarily consists of income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics, partially offset by certain fees and interest assessed to GeneFab, miscellaneous tax, and other expense items.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Collaboration revenue - related party	$17	$—	$17
Operating expenses:
Research and development (including related party costs of $3,516 and $3,586 for the three months ended June 30, 2026 and June 30, 2025, respectively)	7,767	10,029	(2,262)
General and administrative	6,739	6,769	(30)
Total operating expenses	14,506	16,798	(2,292)
Loss from operations	(14,489)	(16,798)	2,309
Other income:			—
Interest income	55	270	(215)
GeneFab sublease income - related party	996	1,586	(590)
Change in fair value of convertible notes - related party	271	—	271
Other income, net	417	209	208
Total other income	1,739	2,065	(326)
Net loss	$(12,750)	$(14,733)	$1,983

Collaboration revenue - related party. For the three months ended June 30, 2026, collaboration revenue related to an option exercise period extension fee under the BlueRock Agreement with a related party and was recognized ratably over the extension period. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 13—Related Parties” in this Report for details.
Research and development expenses. Research and development expenses were $7.8 million and $10.0 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $2.3 million was primarily due to a decrease of $1.4 million in external services and supplies cost directly related to Senti-202, a decrease of $0.5 million in personnel-related expenses, including stock-based compensation, and a decrease of $0.3 million in facilities and other cost.
General and administrative expenses. General and administrative expenses were $6.7 million for each of the three months ended June 30, 2026 and 2025. The slight increase was primarily due to an increase of $1.6 million in external services and supplies cost, partially offset by a decrease of $0.8 million in personnel-related expenses, including stock-based compensation, a decrease of $0.6 million in facilities and other cost, and a decrease of $0.2 million in depreciation and amortization.
Interest income. Interest income was $0.1 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. The decrease is attributed to lower average cash balances in the relevant periods.
GeneFab sublease income - related party. GeneFab sublease income - related party was $1.0 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was due to the Alameda Lease Amendment. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details.
Change in fair value of convertible notes - related party. Change in fair value of convertible notes - related party was a gain of $0.3 million for the three months ended June 30, 2026, compared to no gain or loss for the corresponding period in 2025, as no convertible notes were outstanding during that period. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 11—Fair Value Measurements” in this Report for details.
Other income, net. Other income, net was $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase is attributed to higher income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics in 2026.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Collaboration revenue - related party	$33	$—	$33
Operating expenses:
Research and development (including related party costs of $3,798 and $7,656 for the six months ended June 30, 2026 and June 30, 2025, respectively)	13,048	19,310	(6,262)
General and administrative	12,972	13,885	(913)
Gain on lease modification	(6,882)	—	(6,882)
Total operating expenses	19,138	33,195	(14,057)
Loss from operations	(19,105)	(33,195)	14,090
Other income:
Interest income	156	664	(508)
GeneFab sublease income - related party	1,076	3,299	(2,223)
Change in fair value of convertible notes - related party	271	—	271
Other income, net	631	387	244
Total other income	2,134	4,350	(2,216)
Net loss	$(16,971)	$(28,845)	$11,874

Collaboration revenue - related party. For the six months ended June 30, 2026, collaboration revenue related to an option exercise period extension fee under the BlueRock Agreement with a related party and was recognized ratably over the extension period. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 13—Related Parties” in this Report for details.
Research and development expenses. Research and development expenses were $13.0 million and $19.3 million for the six months ended June 30, 2026 and 2025 , respectively. The decrease of $6.3 million was primarily due to a decrease of $5.4 million in external services and supplies cost directly related to Senti-202, a decrease of $0.5 million in facilities and other cost, and a decrease of $0.4 million in personnel-related expenses, including stock-based compensation.
General and administrative expenses. General and administrative expenses were $13.0 million and $13.9 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $0.9 million was primarily due to a decrease of $0.7 million in personnel-related expenses, including stock-based compensation, a decrease of $0.5 million in depreciation and amortization, a decrease of $0.7 million in facilities and other cost, partially offset by an increase of $0.9 million in external services and supplies cost.
Gain on lease modification. Gain on lease modification was $6.9 million for the six months ended June 30, 2026. The gain is a one-time income due to the Alameda Lease Amendment. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details.
Interest income. Interest income was $0.2 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease is attributed to lower average cash balances in the relevant periods.
GeneFab sublease income - related party. GeneFab sublease income - related party was $1.1 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was due to the Alameda Lease Amendment. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Operating Leases” in this Report for details.

Change in fair value of convertible notes - related party. Change in fair value of convertible notes, related party was a gain of $0.3 million for the six months ended June 30, 2026, compared to no gain or loss for the corresponding period in 2025, as no convertible notes were outstanding during that period.
Other income, net. Other income, net was $0.6 million and $0.4 million for the six months ended June 30, 2026, and 2025 respectively. The increase is attributed to higher income from the sublease of a portion of our headquarters space to BKPBIOTECH and JLSA2 Therapeutics in 2026.
Liquidity and Capital Resources
Sources of Liquidity
We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2026, we had $6.5 million in cash and cash equivalents, and an accumulated deficit of $375.5 million.
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
From inception to June 30, 2026, we raised aggregate gross proceeds of $378.3 million through the merger in 2022, issuances of common stock, redeemable convertible preferred stock, convertible notes, collaboration arrangements, and governmental grants and loans.
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
On March 20, 2025, we entered into the 2025 ATM Agreement with Leerink Partners with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to a maximum aggregate offering price of $17.5 million of our common stock through Leerink Partners as our sales agent. Under the 2025 ATM Agreement, we are not obligated to sell any shares, and either party may suspend or terminate the offering of common stock upon notice to the other party and subject to certain conditions. Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Leerink Partners a commission equal to 3.0% of the gross proceeds of any shares of common stock sold, and have agreed to reimburse certain fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights.

For the three and six months ended June 30, 2026, no shares were sold under the 2025 ATM Agreement. Through June 30, 2026, we sold 4,833,477 shares of common stock under the 2025 ATM Agreement at a weighted average price of $2.38 per share, resulting in gross proceeds of $11.5 million and net proceeds of $10.6 million after sales agent commissions and offering costs.
The agreement with CIRM, as described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Other Financial Statement information” in this Report provided us in total a grant of $8.0 million, subject to achievement of certain operational milestones. We received an aggregate of $8.0 million from the CIRM Grant as of both June 30, 2026 and December 31, 2025. The CIRM Grant will help support the ongoing clinical development of SENTI-202.
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
On April 27, 2026, we entered into a Securities Purchase Agreement with an investor affiliated with Celadon Partners, pursuant to which Senti Holdings may issue and sell up to $40.0 million in aggregate principal amount of senior secured convertible notes, subject to specified conditions. On May 20, 2026, Senti Holdings issued the Initial Notes with an aggregate principal amount of $10.0 million and received gross cash proceeds of $10.0 million. In connection with the issuance, we paid a $0.3 million fee to the Holder and incurred $0.4 million of third-party issuance costs. The Initial Notes are senior secured obligations of Senti Holdings, are guaranteed by us and all of our direct and indirect subsidiaries, other than Senti Holdings, and are secured by all of our assets, subject to customary exceptions. The Initial Notes do not bear interest unless an event of default occurs and mature on November 23, 2026. If the Initial Notes have not previously been converted or exchanged, Senti Holdings is required at maturity to pay an amount in cash equal to 200% of the outstanding principal amount and any accrued and unpaid interest. The Initial Notes are convertible or exchangeable at an initial price of $0.6261 per share, subject to specified adjustments. See Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 6—Securities Purchase Agreement and the Notes” in this Report for additional information. As of the date of the filing of this Quarterly Report on Form 10-Q, there have been no Offset ATM Sales. On August 14, 2026, Senti Holdings received net cash proceeds of $3.9 million of the Additional Funding Amount from CPIF II-7 Limited and issued $4.0 million of Additional Notes pursuant to the terms of the Securities Purchase Agreement. As of the date of the filing of this Quarterly Report on Form 10-Q, Parent or an affiliate of Parent is obligated to fund and purchase an additional $2.0 million of Additional Notes in accordance with the terms of the Merger Agreement. See Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 16—Subsequent Events” in this Report for additional information.
Cash Flows
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(21,730)	$(27,123)
Investing activities	114	(184)
Financing activities	9,557	597
Net change in cash, cash equivalents and restricted cash	$(12,059)	$(26,710)

Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities of $21.7 million was primarily due to our loss of $17.0 million with non-cash adjustments of $6.8 million for gain from lease modification, $2.4 million for stock-based compensation expense, $1.4 million for depreciation, $0.3 million for investor fee expensed upon issuance of the Initial Notes, and $0.3 million for gain on change in fair value of convertible notes - related party. Other material changes were comprised of $1.3 million increase in GeneFab prepaid expenses - related party, $2.7 million decrease in operating lease liabilities, and $1.6 million increase in GeneFab sublease deferred income - related party.
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
Investing Activities
For the six months ended June 30, 2026, cash provided by investing activities of $0.1 million relates to the sale of property and equipment.
For the six months ended June 30, 2025, net cash used in investing activities of $0.2 million was primarily due to purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2026, cash provided by financing activities related to proceeds from issuance of convertible notes - related party of $9.7 million, offset by net settlement of stock awards for employee taxes of $0.1 million.
For the six months ended June 30, 2025, net cash provided by financing activities was $0.6 million, primarily due to $2.5 million received under the CIRM Grant and proceeds from issuance of common stock related to the ATM Agreement, net of commissions of $0.5 million, offset by the payment of issuance costs of $2.5 million.
Funding Requirements
We concluded that substantial doubt continued to exist and that our cash and cash equivalents of $6.5 million as of June 30, 2026, were not sufficient for us to continue as a going concern for at least one year from the issuance date of the condensed consolidated financial statements. Based on our current operating plan and existing unrestricted cash and cash equivalents, we have determined that we may not be able to maintain current operations starting as early as the fourth quarter of 2026. Additional funds will be necessary to maintain operations and to continue research and development activities. Our continued existence is dependent upon management’s ability to raise capital, collect amounts owed to us under existing agreements and ultimately develop profitable operations. While management is devoting substantially all of its efforts to developing our business, raising capital and collecting amounts owed to us under existing agreements, there can be no assurance that our efforts will be successful. Moreover, no assurance can be given that management’s actions will result in raising additional financing or profitable operations.
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
On May 20, 2026, Senti Holdings issued $10.0 million in aggregate principal amount of senior secured convertible notes. Unless previously converted, exchanged or otherwise redeemed, the notes mature on November 23, 2026, at which time Senti Holdings is required to pay an amount in cash equal to 200% of the outstanding principal amount and any accrued and unpaid interest. Accordingly, as of June 30, 2026, the contractual cash payment due at maturity was $20.0 million, excluding any interest or other amounts that may become payable upon an event of default. Refer to Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 6—Securities Purchase Agreement and the Notes” in this Report for additional information.
Pursuant to the Merger Agreement, no later than 21 days from the date of the Merger Agreement (unless Parent and the Company mutually agree in writing to a later date), Parent or an affiliate of Parent was required to fund and purchase additional Notes in accordance with the terms of the Securities Purchase Agreement, in an amount equal to $6.0 million (the “Additional Funding Amount” and the Notes purchased in connection therewith, the “Additional Notes”), minus the aggregate amount of net proceeds actually received by the Company from sales of common stock pursuant to the Company’s existing at-the-market offering facility with Leerink Partners LLC following the date of the Merger Agreement (“Offset ATM Sales”). As of the date of the filing of this Quarterly Report on Form 10-Q, there have been no Offset ATM Sales. On August 14, 2026, Senti Holdings received net cash proceeds of $3.9 million of the Additional Funding Amount from CPIF II-7 Limited and issued $4.0 million of Additional Notes pursuant to the terms of the Securities Purchase Agreement. As of the date of the filing of this Quarterly Report on Form 10-Q, Parent or an affiliate of Parent is obligated to fund and purchase an additional $2.0 million of Additional Notes in accordance with the terms of the Merger Agreement. Unless previously converted, exchanged or otherwise redeemed, the Additional Notes are subject to the same maturity and repayment provisions as the Initial Note, including the requirement to repay an amount in cash equal to 200% of the outstanding principal amount of the Additional Notes and any accrued and unpaid interest at maturity.
Except as described above, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2026, from those as of December 31, 2025 as reported in our Annual Report.
Off-Balance Sheet Arrangements
For the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.
Critical Accounting Estimates
Except for the critical accounting estimate related to the fair value of our convertible notes - related party described below, for the six months ended June 30, 2026, there were no material changes to our critical accounting estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Fair Value of Convertible Notes - Related Party
We elected the fair value option under ASC 825 for our convertible notes - related party and remeasure the notes at fair value at each reporting date. Changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive loss.
We estimate the fair value of the notes using a probability-weighted expected return method that considers potential conversion, merger and liquidation scenarios. The valuation requires significant judgment regarding the probability assigned to each scenario and the estimated value of the contingent value rights expected to be issued in connection with the potential merger transaction. Certain of these inputs are not directly observable and are classified as Level 3 inputs within the fair value hierarchy.
Changes in the assumptions used in the valuation could materially affect the estimated fair value of the notes and the amount of gain or loss recognized in our condensed consolidated financial statements. For example, changes in the probabilities assigned to the conversion, merger or liquidation scenarios, the estimated value of the Company’s common stock under the conversion scenario, or the estimated value of the contingent value rights under the merger scenario could result in a materially different fair value measurement. Because the scenario probabilities are interrelated and must total 100%, the effect of a change in the probability assigned to the merger scenario depends on the corresponding changes in the probabilities assigned to the conversion and liquidation scenarios.
As of June 30, 2026, the estimated fair value of the Initial Notes was $4.0 million, and we recognized a gain of $0.3 million from changes in fair value during each of the three and six months ended June 30, 2026. Refer to Note 6. Securities Purchase Agreement and the Notes and Note 11—Fair Value Measurements to our condensed consolidated financial statements for additional information.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. Our CODM (Chief Executive Officer) views our operations and manages the business as a single operating segment, which is the research and development of our gene circuit platform. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 15—Segment Reporting” in this Report for additional information related to operating segment. All long-lived assets are located in the United States. We do not currently generate any revenue from product sales.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
In April 2026, we, together with two of our subsidiaries, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with one accredited investor affiliated with our largest stockholder, pursuant to which our wholly owned subsidiary, Senti Holdings, Inc. (“Senti Holdings”), agreed to issue and sell in a private placement up to $40.0 million in aggregate principal amount of its Senior Secured Convertible Notes (the “Notes”), subject to the satisfaction of certain specified closing conditions. Upon issuance, the Notes may be converted for shares of Senti Holdings common stock or, subject to stockholder approval, exchanged for shares of our common stock, in each case, initially at a price of $0.6261 per share, which is subject to customary adjustments upon the occurrence of events specified in the Notes. On May 20, 2026, Senti Holdings closed the first tranche and issued $10.0 million in aggregate principal amount of senior secured convertible notes. In addition, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) with Celadon Partners SPV 35 Limited (“Parent”), Senti Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), Senti Holdings, Inc., a wholly owned subsidiary of ours (“Midco”), and Senti Biosciences, Inc., a wholly owned subsidiary of Midco (“Opco”), no later than August 4, 2026 (unless we and Parent mutually agree in writing to a later date), Parent or an affiliate of Parent was required to fund and purchase additional Notes in accordance with the terms of the Securities Purchase Agreement, in an amount equal to $6.0 million (the “Additional Funding Amount” and the Notes purchased in connection therewith, the “Additional Notes”), minus the aggregate amount of net proceeds actually received by us from sales of common stock pursuant to our existing at-the-market offering facility with Leerink Partners LLC following the date of the Merger Agreement (“Offset ATM Sales”). As of the date of the filing of this Quarterly Report on Form 10-Q, there have been no Offset ATM Sales. On August 14, 2026, Senti Holdings received net cash proceeds of $3.9 million of the Additional Funding Amount from CPIF II-7 Limited and issued $4.0 million of Additional Notes pursuant to the terms of the Securities Purchase Agreement. As of the date of the filing of this Quarterly Report on Form 10-Q, Parent or an affiliate of Parent is obligated to fund and purchase $2.0 million of Additional Notes in accordance with the terms of the Merger Agreement. There can be no assurance that the remaining Additional Funding Amount will be funded or that any additional tranche of Notes will be issued on the timeline we expect or at all.

Our indebtedness under the Notes may:
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
The Notes are Senti Holdings’ senior, secured indebtedness and are guaranteed by us and all our direct and indirect subsidiaries (other than Senti Holdings) pursuant to a guarantee in favor of the holder of the Notes. The Notes are secured by a first priority lien, subject to certain permitted liens, in all of the current and future assets of Senti Holdings, of ours and of all direct and indirect subsidiaries of Senti Holdings, subject to certain customary exclusions. In certain circumstances, the holder of the Notes may be entitled to foreclose on the loan, and such foreclosure would be expected to result in a material, adverse effect on our business, results of operation, liquidity and prospects.
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
The Notes do not bear any interest unless an event of default has occurred. The Notes mature on November 23, 2026 (the “Maturity Date”). On the Maturity Date, if the Notes have not previously been converted or exchanged, Senti Holdings is required to pay an amount in cash equal to 200% of all outstanding principal and accrued and unpaid interest. Under certain circumstances, we may force the conversion or exchange of the Notes into shares of common stock prior to their maturity.
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

Further, the Notes contain several customary events of default. In the case of events of default that relate to bankruptcy, we are required to redeem the Notes in cash, and in the case of other events of default, the Holders may require us to redeem their Notes in cash. The redemption price is the greater of (i) 200% of the outstanding principal amount of the Notes and (ii) the product of (x) the principal amount being redeemed and (y) the quotient obtained by dividing the greatest closing sale price of our common stock during the event of default by the lowest exchange price during such period. However, as of the date of this report we do not have and we may not have enough available cash, or be able to obtain sufficient financing, at the time we are required to redeem the Notes.
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
In addition, the conversion of some or all of the Notes into shares of Senti Holdings will dilute our ownership interests in Senti Holdings, the holding entity of our operating business Senti Biosciences, Inc. In the event that the maximum amount of Notes are sold under the Securities Purchase Agreement and such Notes are subsequently converted into equity of Senti Holdings, the Note holders would own a majority of the equity of Senti Holdings.
Moreover, issuances of our common stock at a price below the conversion/exchange price then in effect would result in full-ratchet anti-dilution adjustments under the terms of the Notes. Such issuances would therefore result in additional dilution to our stockholders.
Risks Related to the Proposed Merger Transaction
The announcement and pendency of the proposed Merger and related transactions, whether or not consummated, may adversely affect our business.
On July 14, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celadon Partners SPV 35 Limited, an exempted company incorporated under the laws of the Cayman Islands (“Parent”), Senti Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), Senti Holdings, Inc., a Delaware corporation and wholly owned subsidiary of ours (“Midco”) and Senti Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of Midco (“Opco”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Midco (the “Merger”), with Midco continuing as the surviving corporation and a wholly owned subsidiary of Parent.
Parent is an entity affiliated with Celadon Partners SPV 24 (“Celadon”), which is our largest stockholder and a holder of more than five percent of our outstanding capital stock.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Midco common stock (other than shares owned by Midco or a subsidiary of Midco, which shares will be cancelled) will automatically be cancelled and converted into the right to receive the Milestone Payment Amount (as defined and described below) (the “Merger Consideration”). The right to receive the Merger Consideration shall be distributed by Midco to our stockholders and holders of RSUs and, upon exercise, holders of stock options and warrants (including certain entities and individuals affiliated with Celadon who hold any such securities) in the form of contractual contingent value rights (as described below, “CVRs”). Pursuant to the Merger Agreement, our Board of Directors or the Special Committee thereof shall approve, and Midco shall effect, the issuance and distribution of one CVR with respect to each share of the Company’s common stock that is issued and outstanding as of the CVR record date, which shall be a date no less than five days and no more than ten days following the date that the Merger closes.

At or prior to the Effective Time, Midco will execute and deliver the Contingent Value Rights Agreement in the form attached as Exhibit A to the Merger Agreement (the “CVR Agreement”).
The announcement and pendency of the proposed Merger and the other transactions contemplated by the Merger Agreement (the “Subject Transactions”), whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with third parties, such as contract manufacturing organizations, suppliers and employees. In addition, pending the completion of the Subject Transactions, we may be unable to attract and retain key personnel and the focus and attention of our management and employee resources may be diverted from operational matters during the pendency of the Subject Transactions.
We cannot be sure if or when the Subject Transactions will be completed.
The closing of the Subject Transactions is subject to the satisfaction or waiver of various conditions, including the adoption of the Merger Agreement at a duly called meeting by (a) the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger Agreement at the Company stockholders meeting (the “Stockholder Approval”) and (b) holders of a majority of the votes cast by holders of shares of our common stock, other than shares beneficially owned, directly or indirectly, by Parent, Merger Sub or any of their respective affiliates, or with respect to which any of the foregoing has, directly or indirectly, the right to direct the voting thereof, that are present in person or represented by proxy and entitled to vote on the adoption of the Merger Agreement at the Company stockholders meeting, which we refer to as the Majority of the Minority Approval. The closing conditions set forth in the Merger Agreement may not be satisfied. For example, we entered into a Voting Agreement with all of our executive officers, certain of our directors and Celadon, our largest stockholder, in each case, whereby the parties agreed to vote in favor of the adoption and approval of the Merger and other transactions contemplated by the Merger Agreement. However, the vote by the parties to the Voting Agreement is not expected to satisfy the Majority of the Minority Approval requirement and we can provide no assurance that the Majority of the Minority Approval will be obtained. If we are unable to satisfy the closing conditions in Parent’s favor or if other mutual closing conditions are not satisfied, Parent will not be obligated to consummate the Subject Transactions. In the event that the Subject Transactions are not completed, the announcement of the termination of the Merger Agreement may adversely affect the trading price of our common stock, our business and operations or our relationships with third parties, such as contract manufacturing organizations, suppliers and employees. Any delay in completing the Subject Transactions may significantly reduce the benefits that the Company expects to achieve if it successfully completes the Subject Transactions within the expected timeframe.
In addition, if the Subject Transactions are not completed, our Board of Directors, or the Board (or the Special Committee thereof, or the Special Committee), in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to the Company and our stockholders as the Subject Transactions. Moreover, we may be unable to find another potential buyer or to raise capital from another source on a timely basis, which could result in our inability to continue our business and the liquidation and winding down of the Company and its business.
The Merger Agreement limits our ability to pursue alternatives to the Subject Transactions.
The Merger Agreement restricts our ability to solicit, initiate or engage in discussions or negotiations with a third party (including by furnishing non-public information) regarding competing transactions and our ability to change or withdraw our recommendation, which means the following recommendation: our Board (i) determining that the Merger Agreement, the CVR Agreement and the transactions contemplated thereby are fair to, and in the best interests of, the Company and its stockholders, (ii) approving and declaring advisable the Merger Agreement and the transactions contemplated thereby, in each case on the terms and subject to the conditions set forth in the Merger Agreement, (iii) authorizing and approving the execution, delivery and performance by the Company of the Merger Agreement and the consummation by us of the transactions contemplated by the Merger Agreement, and (iv) recommending that the holders of shares of our common stock adopt the Merger Agreement and directing that the Merger Agreement be submitted to our stockholders at the meeting of stockholders for adoption. As a result of these provisions, it is more difficult for us to engage in another type of acquisition transaction with a party other than Parent, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by

Parent. These provisions could also discourage a third party that might have an interest in acquiring all of, or substantially all of, our assets or our common stock from considering or proposing such an acquisition.
Our stockholders cannot be assured that they will receive any cash proceeds as a result of the Subject Transactions.
The Merger Consideration consists solely of the right to receive the cash payments contemplated by the CVR, each of which are contingent upon achievement of specified milestones (the “Milestones” and each such cash payment, the “Milestone Payment Amounts”), which right shall be subsequently distributed to our stockholders in the form of CVRs. Pursuant to the CVR Agreement, cash will be paid with respect to these CVRs only to the extent that the milestones specified by the CVR Agreement are achieved before the relevant milestone expiration date. The CVRs may not be sold, assigned, transferred, pledged, encumbered or in any other manner disposed of except under certain limited circumstances. Pursuant to the Merger Agreement, Parent has agreed to use, and cause its affiliates and licensees to use, diligent efforts (as defined in the Merger Agreement) to achieve each milestone, and neither Parent nor any of its affiliates or its (or their) licensees shall take any action, or fail to take any action, whose primary purpose is to avoid the achievement of any milestone or the payment of any Milestone Payment Amount. Even assuming Parent’s compliance with this obligation, we cannot guarantee that any Milestone will be achieved before the Milestone Expiration Date because the achievement of each Milestone is not solely within the control of either us or Parent. As a result, our stockholders may not receive any cash as a result of the Subject Transactions.
We have incurred and expect to continue to incur significant expenses in connection with the Subject Transactions, regardless of whether the Subject Transactions are consummated.
We have incurred and expect to continue to incur significant expenses related to the Subject Transactions. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Subject Transactions are consummated.
The opinion obtained by the Special Committee from its financial advisor does not and will not reflect changes in circumstances subsequent to the date of such opinion.
On June 16, 2026, Lincoln International LLC, or Lincoln, rendered its oral opinion to the Special Committee (which was subsequently confirmed in writing by delivery of Lincoln’s written opinion addressed to the Special Committee dated the same date) as to, as of June 16, 2026, the fairness, from a financial point of view, to our stockholders (other than Parent and its affiliates as well as Merger Sub) of the Merger Consideration to be received by our stockholders pursuant to the Merger Agreement.
Although we believe there have been no material changes in the matters and conditions considered by Lincoln in rendering its fairness opinion and no material changes are anticipated to occur prior to the Annual Meeting, changes in the operations and prospects of the Company, general market and economic conditions and other factors that may be beyond our control, and on which the opinion was based, may alter the value of assets by the time the Subject Transactions are completed, if ever. The opinion rendered by Lincoln does not speak to the time when the Subject Transactions will be completed, if ever.
Our directors and executive officers have certain interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.
Our directors and executive officers have certain interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally. Our directors and executive officers collectively hold stock options and restricted stock unit awards, and pursuant to the Merger Agreement, the vesting of such equity awards will be accelerated. In addition, pursuant to existing agreements and plans, our executive officers may continue to be employed by Opco and are eligible for certain severance benefits. Our executive officers and directors are also entitled to certain indemnification benefits pursuant to the Merger Agreement. The Company intends to include more information regarding such interests in the preliminary proxy statement and the definitive proxy statement, in each case, to be filed with the SEC on Schedule 14A.
Under certain circumstances we may be required to settle the value of the common stock warrants issued in connection with our December 2024 financing in cash.
If, at any time while the common stock warrants issued in connection with our December 2024 financing are outstanding, we consummate a “Fundamental Transaction” (as defined in the warrants), which includes, but is not limited to, the Subject Transactions, a sale of substantially all of our assets, a merger, purchase offer, tender offer or exchange offer, a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or other scheme of arrangement), then each registered holder of an outstanding common stock warrant as at any time concurrently with, or within 30 days after, the consummation of the Fundamental Transaction, may elect and require us to purchase the common stock warrants held by such person immediately prior to the consummation of such Fundamental Transaction by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such registered holder’s common stock warrants as of the closing of such Fundamental Transaction. If this right is exercised, our cash resources may be exhausted more quickly than we expect, and we may run out of cash before we are able to secure additional financing.
Risks Related to Ownership of Our Common Stock
If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted, and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and satisfaction of one of the following standards under Nasdaq Listing Rule 5550(b): (i) a minimum stockholders’ equity of $2,500,000; (ii) a minimum market value of listed securities of at least $35,000,000; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.
In addition, effective January 2026, Nasdaq amended its minimum bid requirements to provide that if a company’s common stock trades at or below $0.10 for ten consecutive trading days, Nasdaq will immediately issue a delisting determination and the company’s common stock will be suspended from trading immediately. Unlike typical delisting determinations, a company’s request for a hearings panel review will not automatically stay the trading suspension.
Nasdaq listing rules also provide that if a company conducts a reverse split and then falls below the $1.00 minimum bid within one year, it may no longer receive a new compliance period and can be subject to immediate delisting.
In 2024, we experienced a bid price deficiency and regained compliance by way of a reverse stock split. Although we have not received a bid price deficiency notice from Nasdaq since, the closing bid price of our common stock has been below $1.00 since July 13, 2026 through the date of the filing of this Quarterly Report on Form 10-Q.
Failure to satisfy any of these standards could result in delisting, which would have a material adverse effect on our business. There are many factors that may adversely affect our ability to comply with the requirements for continued listing on The Nasdaq Capital Market, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we cannot assure you that we will continue to comply with the requirements for continued listing on The Nasdaq Capital Market, including the minimum stockholders’ equity requirement.

A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. In addition, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.
As of the date of the filing of this Quarterly Report on Form 10-Q, our stockholders’ equity has fallen below $2.5 million. In addition, as of the date of the filing of this Quarterly Report on Form 10-Q, the market value of our listed securities has been below Nasdaq’s requirement of $35 million for a period of 30 consecutive business days. As a result, we expect to receive a deficiency letter from Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5550(b). Upon receipt of such notice, we may have 45 calendar days to submit a plan of compliance to Nasdaq. If our plan of compliance is approved, we would have up to 180 calendar days to regain compliance with the applicable listing standards. If we do not regain compliance within such 180-day period, we may be eligible for an additional 180-day compliance period, subject to certain conditions, or we may request a hearing before a Nasdaq Hearings Panel. There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements within the applicable compliance period, or at all. If we are unable to regain compliance in a timely manner, our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.
Celadon Partners, LLC, together with its affiliates, would become our controlling stockholder upon exchange of the Initial Notes for shares of our common stock, and this stockholder’s interests may not be the same as those of our other stockholders.
Based on the Schedule 13D/A filed by Celadon Partners, LLC, Celadon Partners SPV 24, CPIF II-7 Limited and Parent (whom we collectively refer to as Celadon) with the SEC on July 16, 2026, or the Celadon 13D/A, assuming the Issuance Approval and the immediate exchange of the Initial Notes held by Celadon for our common stock, Celadon would beneficially own approximately 54.6% of our common stock and would become our controlling stockholder.
In addition, pursuant to the Securities Purchase Agreement, although we are not obligated to issue or sell any additional Notes beyond the Initial Notes other than the Additional Notes that Parent is required to purchase pursuant to the Merger Agreement, we may choose to sell up to a total of $30.0 million in aggregate principal amount of additional Notes, including the Additional Notes, pursuant to the Securities Purchase Agreement. Assuming that we sell the full $6.0 million of Additional Notes or $30.0 million in aggregate principal amount of such additional Notes to Celadon, the Issuance Approval is obtained and Celadon immediately exchanges all of its Notes for shares of our common stock, Celadon would beneficially own 62.3% or 77.5% of the Company’s common stock, respectively. In addition, pursuant to the terms of the Notes, if the Merger closes, we have the right to force the exchange of all outstanding Notes for shares of our common stock.
As a result, if the Issuance Approval is approved and Celadon exchanges its Notes for our common stock, Celadon would strongly influence or control the vote of all matters submitted to our stockholders, including any future transaction requiring approval of our stockholders, including mergers, consolidations, dissolutions or sales of assets. These transactions may benefit Celadon at the expense of our other stockholders or may disproportionately benefit Celadon compared to our other stockholders.
The exchange of the Notes for our common stock could result in substantial dilution to our existing shareholders and could cause our stock price to decline.
If the Notes are exchanged for our common stock, such shares of our common stock will be significantly dilutive and may cause a decline in the market price of our common stock.
As of June 30, 2026, the net tangible book value of our Common Stock was approximately $(16.6) million, or $(0.53) per share of common stock based on 31,144,754 shares of our common stock issued and outstanding. Net tangible book value per share as of a particular date represents our total tangible assets less total liabilities, divided by the number of shares of outstanding Common Stock.
After giving effect to the issuance of 15,971,890 shares of our common stock upon the potential exchange of the Initial Notes (which amount assumes the Issuance Approval is approved and Celadon exchanges its full amount of Initial Notes for our common stock) at an assumed price of $0.6261 per share, the pro forma net tangible book value as of June 30, 2026 would have been approximately $(7.2) million or $(0.15) per share. This represents an immediate increase in the net tangible book value of $0.38 per share to existing stockholders.
Assuming Celadon purchases all the additional Notes having an aggregate principal amount of $30.0 million, and exchanges its Notes for 47,916,669 shares of our common stock (which amount assumes the Issuance Approval is approved and Celadon exchanges its full amount of its Notes for our common stock) at an assumed price of $0.6261 per share, the pro forma net tangible book value as of June 30, 2026 would have been approximately $21.7 million or $0.23 per share. This represents an immediate increase in the net tangible book value of $0.38 per share to existing stockholders.
Risks Related to Our Future Operations
Following the Merger, we will not have any clinical product candidates and will instead have only two early-stage programs, which may negatively impact the value of our common stock.
If the Merger is completed, we will no longer be developing SENTI-202 or any of our other programs, other than (i) our program seeking a treatment for Rett Syndrome, or the Rett Syndrome program utilizing the Company’s Regulator Dial technology and (ii) our platform of Regulator Dial-enabled armored tumor-infiltrating lymphocyte, or TIL, therapies designed to address key limitations associated with current TIL approaches, or the TIL program. Following closing, we plan to continue advancing our Rett Syndrome and TIL programs with the goal of returning additional value to our stockholders. Notwithstanding this present expectation, our Board may use our resources for other purposes for the benefit of the Company and our stockholders, and in connection therewith may find it necessary or advisable to use our resources for different or presently non-contemplated purposes.
Our Rett Syndrome and TIL programs are each in an early stage of development, and there can be no assurance that either program will yield a clinical product candidate that will receive FDA approval in the future or that it will attract interest from third-party collaborators. Therefore, the value of our common stock after the Merger may be materially and adversely affected by the fact that our Rett Syndrome and TIL programs are expected to be our only programs following the Merger.
Our ability to successfully operate our business following the Merger will depend on our ability to obtain substantial capital, and such capital may not be available on acceptable terms, or at all.
The successful operation of our business following the Merger will require substantial capital. Our cash resources following the Merger will not be sufficient to fund our strategy, operations or liquidity needs beyond several months without raising additional debt or equity financing during the initial period after the Merger is consummated. We expect to continue to incur significant cash needs, including for personnel costs, public company costs, professional fees, transaction expenses, working capital, debt service and the costs of advancing our Rett Syndrome and TIL programs. Our cash resources may be exhausted more quickly than we expect, and we may run out of cash before we are able to secure additional financing.
Capital markets conditions, trading volatility in our common stock, our financial condition, investor sentiment regarding our Rett Syndrome and TIL programs and other factors may make it difficult or impossible for us to obtain additional capital on terms that are acceptable to us, or at all. If financing is unavailable or available only on unfavorable terms, we may be forced to curtail operations, issue additional equity that is highly dilutive, incur restrictive indebtedness, drastically reduce expenses, cease operations, declare bankruptcy, or pursue other strategic alternatives, which could include acquisition alternatives. If we are unable to raise capital when needed, we may run out of cash. Any of these outcomes could materially adversely affect our business and stockholders.

Our ability to maintain the listing of our common stock on Nasdaq following the Merger is highly uncertain, and if we are unable to satisfy Nasdaq’s continued listing requirements, our common stock could be delisted.
Following the Merger, our business, operations, financial condition, market capitalization, stockholders’ equity and trading characteristics will change materially. As a result, we may have difficulty continuing to satisfy Nasdaq’s continued listing standards, including standards relating to minimum stockholders’ equity, market value, bid price, publicly held shares, round-lot holders, corporate governance and other qualitative and quantitative requirements. In addition, after the Merger, investors may view us as an operating company with limited assets or operations pending implementation of our new business plan, which could adversely affect trading in our common stock and our ability to satisfy applicable listing standards. This risk may be heightened because, after the Merger, we will be viewed as a company with limited operating history, extremely limited capital and uncertain prospects. If Nasdaq determines that we no longer meet one or more of its continued listing requirements, our common stock could be delisted. A delisting would likely adversely affect the liquidity and market price of our common stock, reduce our access to the capital markets, impair our ability to raise additional financing, decrease analyst coverage and investor interest, and make it more difficult for stockholders to sell their common stock. Any such consequences could materially and adversely affect the value of an investment in our common stock.
Public company costs may consume a disproportionate amount of our remaining resources.
Following the Merger, we expect to continue to incur substantial costs associated with being a public company, including costs relating to SEC reporting, Nasdaq compliance, legal and accounting services, audit requirements, internal controls, investor relations, directors’ and officers’ insurance, corporate governance, stockholder communications and other administrative and compliance functions. If our continuing operating business remains limited, these costs may represent a disproportionate burden on our liquidity and financial resources. As a result, a significant portion of our available capital may be consumed by public company obligations rather than by investment in the advancement of our Rett Syndrome and TIL programs. If public company costs are greater than expected, or if our remaining resources are less than expected, our ability to execute our strategy, remain listed on Nasdaq, maintain operations and create stockholder value could be materially adversely affected.
We may be subject to securities litigation, which is expensive and could divert our attention.
We may be subject to securities litigation in connection with the Subject Transactions, including possible regulatory action or class action lawsuits. Litigation is frequently initiated in connection with merger and acquisition transactions, particularly those involving insiders. Regulatory inquiries and litigation are complex and could result in substantial costs, divert our management's attention and resources, and harm our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Executive Officer Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Certificate of Incorporation of Senti Biosciences Holdings, Inc.	8-K	001-40440	3.1	April 24, 2026
10.2	Amended and Restated Bylaws of Senti Biosciences Holdings, Inc.	8-K	001-40440	3.2	April 24, 2026
10.3	Amended and Restated Designation Agreement, dated as of April 24, 2026, by and among Senti Biosciences Holdings, Inc., Senti Biosciences, Inc. and Celadon Partners SPV 24.	8-K	001-40440	10.1	April 24, 2026
10.4	Amended and Restated Designation Agreement, dated as of April 24, 2026, by and among Senti Biosciences Holdings, Inc., Senti Biosciences, Inc. and New Enterprise Associates 15, L.P.	8-K	001-40440	10.2	April 24, 2026
10.5	Assignment and Assumption Agreement, dated as of April 24, 2026, by and between Senti Biosciences, Inc. and Senti Biosciences Holdings, Inc.	8-K	001-40440	10.3	April 24, 2026
10.6	Senti Biosciences Holdings, Inc. Amended and Restated 2016 Stock Incentive Plan.	8-K	001-40440	10.4	April 24, 2026
10.7	Senti Biosciences Holdings, Inc. Amended and Restated 2022 Equity Incentive Plan.	8-K	001-40440	10.5	April 24, 2026
10.8	Senti Biosciences Holdings, Inc. Amended and Restated 2022 Inducement Plan.	8-K	001-40440	10.6	April 24, 2026
10.9	Senti Biosciences Holdings, Inc. Amended and Restated 2022 Employee Stock Purchase Plan.	8-K	001-40440	10.7	April 24, 2026
10.10	Securities Purchase Agreement, dated April 27, 2026, by and among Senti Biosciences Holdings, Inc., Senti Holdings, Inc., Senti Biosciences, Inc. and the purchaser named therein.	8-K	001-40440	10.1	May 1, 2026
10.11	Form of Senior Secured Convertible Note of Senti Holdings, Inc.	8-K	001-40440	10.2	May 1, 2026
10.12	Form of Guarantee.	8-K	001-40440	10.3	May 1, 2026
10.13	Form of Registration Rights Agreement, by and among Senti Biosciences Holdings, Inc., Senti Biosciences, Inc. and any investor to be named therein.	8-K	001-40440	10.4	May 1, 2026
10.14	Form of Voting Agreement by and among Senti Biosciences Holdings, Inc., Senti Biosciences, Inc. and the stockholders to be party thereto.	8-K	001-40440	10.5	May 1, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

___________________

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 14th day of August, 2026.

Date: August 14, 2026	SENTI BIOSCIENCES HOLDINGS, INC.

	By:	/s/ Timothy Lu, M.D., Ph.D.
		Name:	Timothy Lu, M.D., Ph.D.
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
		Name:	Jay Cross
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)